Form 10-K
period 2025-12-31
ACHIEVE LIFE SCIENCES, INC.
filed 2026-03-24
CIK 949858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

As of June 30, 2025, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant was $103,958,994 computed with reference to the price at which the Common Stock was last sold on June 30, 2025. As of March 24, 2026, 53,239,988 shares of the registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement for its 2026 Annual Meeting of Stockholders, to be filed within 120 days of the Registrant’s fiscal year ended December 31, 2025, is incorporated by reference into Part III of this Annual Report on Form 10-K.

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
•
the ability of our third-party manufacturers to receive and maintain FDA approval, and provide sufficient supply of cytisinicline in a timely manner;
•
progress and preliminary and future results of any clinical trials;
•
timing and plans for the expansion of our focus to develop cytisinicline for additional methods of nicotine dependence beyond the initial proposed indication of smoking;
•
timing and amount of future contractual payments, product revenue and operating expenses;
•
market acceptance of our products and the estimated potential size of these markets; and
•
our expectations regarding the impact of the macroeconomic and geopolitical environment, including fluctuating inflation, interest and tariff rates, the impact of significant political, trade and regulatory developments, potential shutdowns of the U.S. government, increased volatility in the debt and equity markets, instability in the global banking system, global health crises and pandemics and geopolitical conflict, and their potentially material adverse impact on our business and the execution of our preclinical studies and clinical trials.

These forward-looking statements are based on the current beliefs and expectations of our management and are subject to significant risks and uncertainties. If underlying assumptions prove inaccurate or unknown risks or uncertainties materialize, actual results may differ materially from current expectations and projections. Factors that might cause such a difference include those discussed in Item 1A “Risk Factors,” as well as those discussed elsewhere in this Annual Report on Form 10-K.

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
•
The development and commercialization of our product candidate is dependent upon securing sufficient quantities of cytisinicline from plant sources, which grow outside of the United States in a limited number of locations.
•
We expect to continue to rely on third parties to manufacture cytisinicline. Our commercialization of cytisinicline could be stopped, delayed or made less profitable if we and Sopharma are not able to come to a resolution to our dispute, or if Sopharma or our other manufacturing partners fail to obtain approval of government regulators, fail to provide us with sufficient quantities of product or fail to do so at acceptable quality levels or prices.
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

ITEM 1. BUSINESS

OVERVIEW OF OUR BUSINESS AND RECENT DEVELOPMENTS

We are a late-stage clinical specialty pharmaceutical company with the sole mission to address the global nicotine dependence epidemic through the development and commercialization of cytisinicline. There are an estimated 29 million adults in the United States alone who smoke combustible cigarettes and an estimated 17 million adults in the United States who utilize e-cigarettes. Tobacco use is currently the leading cause of preventable death and is responsible for more than eight million deaths worldwide and nearly half a million deaths in the United States annually. More than 87% of lung cancer deaths, 61% of all pulmonary disease deaths, and 32% of all deaths from coronary heart disease are attributable to smoking and exposure to secondhand smoke. Our primary focus is to address this global epidemic.

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

In October 2025, the FDA awarded cytisinicline for nicotine e-cigarette, or vaping, cessation the Commissioner’s National Priority Voucher, or CNPV, as part of the pilot program. A CNPV is granted to product candidates with significant potential to address a major national priority, such as meeting a large unmet medical need, reducing downstream health care utilization or addressing a public health crisis. CNPV recipients will receive a decision from the FDA within one to two months following filing of a complete application for a drug, as well as enhanced communication with review staff throughout the development process prior to their final submission and during the review period. Currently, there are no FDA-approved therapies indicated specifically as an aid for nicotine e-cigarette cessation.

In September 2025, we announced that the FDA accepted for review our New Drug Application, or NDA, for cytisinicline as a treatment for smoking cessation as the first indication in the United States and assigned a Prescription Drug User Fee Act, or PDUFA, targeted action date of June 20, 2026. One third-party manufacturer named in our cytisinicline NDA recently underwent an, non-Achieve related, FDA current Good Manufacturing Practices, or cGMP, inspection and FDA made two observations related to solid oral dose manufacturing, which are being addressed through an ongoing communication with FDA of the company’s remedial action plan. While unclear, there is potential for a delay in FDA approval beyond the PDUFA targeted action date of June 20, 2026. We have partnered with a U.S.-based manufacturer, Adare Pharma Solutions, or Adare, to manufacture cytisinicline drug product for potential commercial launch and beyond and have commenced a technology transfer (see Note 11 "Related Party Transactions" in the accompanying consolidated financial statements). We expect the partnership with Adare to provide supply chain redundancy and U.S.-based contingency capacity, help decrease risks related to international importation of pharmaceuticals and reduce costs, including potential tariffs. By establishing U.S. manufacturing with Adare, we expect to decrease our supply chain risk as we progress toward commercial launch of cytisinicline, anticipated to take place in the first-half 2027. We believe cytisinicline is differentiated from existing smoking cessation treatments given its combination of efficacy, well-tolerated safety profile, and dosing flexibility with a 6 or 12-week regimen, as demonstrated in clinical trials.

Cytisinicline as our Product Candidate

Our product candidate, cytisinicline, is a naturally occurring alkaloid. In 2018, the U.S. Adopted Names Council adopted cytisinicline as the non-proprietary, or generic, name for the substance also known as cytisine.

Cytisinicline is structurally similar to nicotine and has a well-defined, dual-acting mechanism of action, being both a receptor agonist and antagonist. It is believed to work in treating nicotine dependence for smoking and e-cigarette cessation by interacting with nicotine receptors in the brain by reducing the severity of craving and withdrawal symptoms, and reducing the reward and satisfaction associated with nicotine products. Cytisinicline is an investigational product candidate being developed for treatment of nicotine dependence and has not been approved by the FDA for any indication in the United States.

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

Cytisinicline Mechanism of Action

Cytisinicline binds with high affinity to the alpha-4 beta-2, or α4β2, nicotinic acetylcholine receptors in the brain. The α4β2 nicotinic receptor is a well-understood target in dependence. When nicotine binds to this receptor, it causes dopamine to be released in the mid-brain, reinforcing the reward system. This receptor has been implicated in the development and maintenance of nicotine dependence. Cytisinicline is believed to act as a partial agonist/antagonist binding to α4β2 nicotinic receptors in the brain and is thought to have two potential consequences in treating nicotine dependence. First, the partial agonism maintains some release of dopamine (albeit at a very reduced level than that stimulated by nicotine) and therefore reduces nicotine craving, and second, the partial antagonism prevents nicotine binding so that nicotine no longer induces the same pleasure or reward stimulation.

Cytisinicline Opportunity

We are party to a license and supply agreement with Sopharma for the development and commercialization of cytisinicline outside of Sopharma’s territory, which consists of certain countries in Central and Eastern Europe, Scandinavia, North Africa, the Middle East and Central Asia, as well as Vietnam.

We are developing cytisinicline as a drug therapy in treating nicotine dependence for smoking cessation and nicotine e-cigarette cessation which would address the limitations of both prescription drugs and of Over-the-Counter, or OTC, products.

We believe that a substantial market exists in the United States, European Union, or EU, and the rest of the world for a new, safe and effective smoking cessation treatment. We believe cytisinicline is differentiated from existing smoking cessation treatments given its combination of efficacy, well-tolerated safety profile and dosing flexibility with a 6 or 12-week regimen, as demonstrated in clinical trials. Our goal is to obtain approval from the FDA and from other regulatory agencies for the sale and distribution of cytisinicline in the United States and subsequently to other countries outside of Sopharma’s territory.

OVERVIEW OF OUR REGULATORY PROGRESS AND CLINICAL PHASE 3 PROGRAM

Overview of Regulatory Progress

Smoking Cessation Indication

In June 2017, we filed an Investigational New Drug Application, or IND, with the FDA, for evaluation of cytisinicline as a treatment for smoking cessation. This IND included required non-clinical toxicology studies that were sponsored by the National Center for Complementary and Integrative Health, or NCCIH, a division of the National Institute of Health, or NIH, and by the National Cancer Institute, or NCI, to assist in our IND for investigating cytisinicline as a smoking cessation treatment.

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

In the fourth quarter of 2023, we initiated our pre-NDA discussions with the FDA regarding the adequacy of our efficacy and safety information for proceeding with an NDA submission. The FDA expressed support for an NDA submission based on adequate data to assess for efficacy from our two completed randomized and controlled Phase 3 trials. In addition, the FDA advised that long-term exposure data to assess for safety beyond 12 weeks would be needed to adequately assess safety risks given that the FDA views smoking cessation drugs as products for chronic, repeated, and intermittent use as patients may relapse and require subsequent courses of treatment over a lifetime. In the first quarter of 2024, we reached agreement with the FDA that a single, open-label study evaluating the long-term safety effects of cytisinicline would be sufficient to complete the requirement and enable an NDA submission. In June 2025, we submitted an NDA to the FDA for cytisinicline as a treatment for smoking cessation as the first indication in the United States.

In September 2025, we announced that the FDA accepted for review our ND, for cytisinicline as a treatment for smoking cessation as the first indication in the U.S. and assigned a PDUFA targeted action date of June 20, 2026. One third-party manufacturer named in our cytisinicline NDA recently underwent an, non-Achieve related, FDA cGMP inspection and FDA made two observations related to solid oral dose manufacturing, which are being addressed through an ongoing communication with FDA of the company’s remedial action plan. While unclear, there is potential for a delay in FDA approval beyond the PDUFA targeted action date of June 20, 2026. We have partnered with a U.S.-based manufacturer Adare to manufacture cytisinicline drug product for potential commercial launch and beyond and have commenced a technology transfer. We expect the partnership with Adare to provide supply chain redundancy and U.S.-based contingency capacity, help decrease risks related to international importation of pharmaceuticals and reduce costs, including potential tariffs. By establishing U.S. manufacturing with Adare, we expect to decrease our supply chain risk.

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

In July 2024, we received Breakthrough Therapy designation from the FDA for cytisinicline for nicotine e-cigarette, or vaping, cessation. Breakthrough Therapy designation is designed to expedite the development and review of drugs that are intended to treat serious conditions when preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over available therapies. It provides product sponsors the ability to receive an FDA cross-disciplinary project management team for interactive communications with senior managers and expert reviewers from FDA to expedite the development of a product.

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

Non-Clinical Program

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

CLINICAL DEVELOPMENT PROGRAM

Company-Sponsored Completed Phase 1 Trials

Food Effect Phase 1 Trials

In August 2017, we initiated our IND with a Phase 1 clinical study evaluating the effect of food on the bioavailability of cytisinicline in normal healthy volunteers. We completed the food effect study and announced the results in November of 2017, demonstrating similar bioavailability of cytisinicline in fed and fasted subjects.

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

In 2023, we evaluated our planned commercial 3 mg formulated cytisinicline tablet in a 2-part Phase 1 clinical study with the first part evaluating the effect of food on the bioavailability of the 3 mg tablet in volunteer smokers. The study demonstrated similar bioavailability of cytisinicline in fed and fasted subjects, and total excretion levels of cytisinicline also remained equivalent in both the fed and fasted states.

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

In March 2019, we initiated a clinical trial to evaluate the dose limiting AEs that would define the maximum tolerated dose, or MTD, for a single administered oral dose of cytisinicline. This study evaluated smokers who received one single dose of cytisinicline. The starting dosage of cytisinicline was 6 mg and was to be increased in separate groups of subjects for each escalated dose level until defined stopping criteria (based on the occurrence of dose-limiting AEs) were reached. A safety review after each dose level was performed by an independent Data Safety Monitor Committee, or DSMC, before escalating to the next dose level. Six dose levels were pre-planned with 21 mg cytisinicline as the highest dose level. When the MTD was not reached at 21 mg, the study was amended to evaluate doses up to 30 mg, as recommended by the DSMC. At this 30 mg dose, the stopping criteria of dose-limiting AEs were still not met, but the DSMC recommended stopping the study since the frequency of gastrointestinal symptoms were approaching an MTD level. The results were reviewed with the FDA, with an agreement that further escalation beyond the single 30 mg dose was not required. This Phase-1 study fulfills an FDA requirement to evaluate potential safety issues in the event patients exceed a recommended single dose outside of a clinical trial setting.

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

The renal impairment study demonstrated that cytisinicline is excreted unchanged in urine, and the pharmacokinetics of cytisinicline are dependent on renal function. Cytisinicline was generally observed to be well tolerated in subjects with varying degrees of renal impairment compared to subjects with normal renal function.

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

Company-Sponsored Completed Phase 2 Trials

Phase 2b ORCA-1 Trial for Smoking Cessation

We conducted the Phase 2b ORCA-1 dose selection trial, which was initiated in October 2018, and evaluated 254 smokers in the United States. The trial evaluated both 1.5 mg and 3 mg doses of cytisinicline on the standard declining titration schedule as well as a more simplified TID dosing schedule, both over 25 days. The trial was randomized and blinded to compare the effectiveness of the cytisinicline doses and schedules to respective placebo groups. All subjects were treated for 25 days, provided behavioral support, and followed up for an additional four weeks to assess smoking abstinence.

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

Cytisinicline was well tolerated, and no SAEs were reported. Similar rates of AEs were observed between treatment arms (54.7% in the placebo arm vs. 50.9% in the cytisinicline arm). The most commonly reported (>5%) AEs in the placebo arm, in order of frequency, were nausea, COVID-19 infection, headache, anxiety, and upper respiratory tract infection. In the cytisinicline arm, >5% AEs reported, in order of frequency, were sleep disturbances, anxiety, headache, fatigue, and upper respiratory tract infection.

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

•
Arm A: 12 weeks of placebo
•
Arm B: 6 weeks of cytisinicline, followed by 6 weeks of placebo
•
Arm C: 12 weeks of cytisinicline

The ORCA-2 study had two independent primary endpoints that evaluated successful smoking cessation for both 6-week and 12-week durations of cytisinicline treatment, compared to placebo. The primary endpoints for ORCA-2 were biochemically verified continuous smoking cessation measured during the last 4 weeks of each treatment duration. Both the 6- and 12-week cytisinicline treatments demonstrated significantly better quit rates than placebo with Odds Ratios, or ORs, of 8.0 and 6.3, respectively.

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

ORCA-2 subjects had an average age of 52.5 years, smoked a median of 20 cigarettes per day at baseline, and had a median smoking history of 38 years with 4 prior quit attempts.

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

Completed Phase 3 ORCA-3 Trial

In May 2023, we announced positive topline results for our second Phase clinical trial, ORCA-3. ORCA-3 was initiated in January 2022 and was a confirmatory Phase 3 trial required for registrational approval of cytisinicline in the United States and had the same design as the Phase 3 ORCA-2 trial. The results of the Phase 3 ORCA-3 trial in 792 adult smokers at 20 clinical sites were:

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

Company-Sponsored Open Label Clinical Trial for long-term safety effects

Completed Open Label ORCA-OL Trial

The ORCA-OL open-label exposure trial was initiated in May 2024 and was completed in September 2025. The clinical trial enrolled 479 subjects at 29 clinical trial sites across the United States. ORCA-OL was designed to evaluate the long-term safety exposure of 3 mg cytisinicline treatment dosed three times daily in U.S. adults who want to quit smoking or vaping. Subjects received cytisinicline treatment and were monitored for safety events for up to one year. The primary endpoint was frequency of SAEs. Other safety and efficacy outcomes were also collected.

Based on an agreement with the FDA to follow ICH E1 guidance for longer-term safety exposure for pharmaceuticals, the FDA required that we collect six months and one year of cumulative exposure data from a minimum of 300 and 100 subjects, respectively, to submit our cytisinicline NDA and to meet the FDA requirement to provide safety data. We met these goals in January 2025 and April 2025, respectively.

The cumulative one-year exposure data were submitted to the FDA in October of 2025 as part of the 120-day safety update.

OVERVIEW OF SMOKING CESSATION MARKET AND TREATMENT OPTIONS

Overview of the Tobacco Epidemic

Smoking remains the leading cause of preventable death worldwide and in the United States. In 2024, the World Health Organization, or WHO, estimated that there are approximately 1.2 billion tobacco users globally and that tobacco kills more than 8 million people each year. More than 7 million of those deaths are the result of direct tobacco use, and it is estimated that over 1 million are the result of non-smokers being exposed to second-hand smoke. In the United States alone, cigarette smoking is responsible for more than 480,000 deaths every year, or about one in five deaths

The Centers for Disease Control and Prevention, or CDC, estimates that the annual cost of smoking related illnesses in the United States is more than $600 billion in direct medical care and lost productivity. Over 16 million people in the United States are living with a disease caused by smoking. Among these diseases are cancer, heart disease, stroke, lung diseases, diabetes and chronic obstructive pulmonary disease which includes emphysema and chronic bronchitis. Smoking also increases risk for tuberculosis, certain eye diseases and problems of the immune system, including rheumatoid arthritis. More than 87% of lung cancer deaths, 61% of all pulmonary disease deaths, and 32% of all deaths from coronary heart disease are attributable to smoking and exposure to secondhand smoke according to the CDC. Tobacco smoking is highly addictive, and research suggests that nicotine may be as addictive as heroin, cocaine and alcohol. The CDC estimates that more people in the United States are addicted to nicotine than any other drug and reports that, historically, nearly 70% of smokers desired to quit and 55% made an attempt to do so in the prior year. Despite the high number of attempts, fewer than one in ten people are successful in their attempt to quit each year. Additionally, up to 60% of people who quit smoking relapse in the first year.

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

According to data from the National Health Interview Survey, published by the CDC in May 2025, it is estimated that 17 million adults in the United States used e-cigarettes in 2023.

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

Overview of Smoking Cessation Marketplace & Treatments

According to DelveInsight’s 2020 report “Smoking Cessation Market Insights, Epidemiology and Market Forecast”, global revenues for prescription smoking cessation therapies are estimated to reach $5.6 billion by 2030. In 2025, approximately 10.5 million prescriptions were written for smoking cessation treatments in the United States alone.

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

In June 2021, Pfizer Inc. halted the distribution of Chantix (varenicline) after heightened levels of a N-nitrosamine impurity, called N-nitroso-varenicline, which were above the FDA’s acceptable daily intake limit, were found in some lots of Chantix tablets. Long-term use of products with N-nitroso-varenicline may be associated with a potential increased cancer risk in humans. In September 2021, Pfizer announced a nationwide recall in the United States of all lots of Chantix and withdrew the product in other countries around the globe. Prior to market withdrawal and launch of generic Chantix (varenicline), global sales of branded Chantix peaked at $1.1 billion. Of those sales, approximately 75% were attributable to the U.S. market. In February 2026, Pfizer announced that Chantix was re-launched as a cash pay product in the United States under the TrumpRx program.

The vast majority of OTC smoking cessation aids are Nicotine Replacement Therapies, or NRTs. NRTs come in many forms, including gums, lozenges and patches, and have been shown to be less effective than prescription drugs. For example, a Cochrane Group independent database review of nicotine receptor partial agonists published in 2016 compared varenicline with a number of NRTs and varenicline has been proven to be more effective than the NRTs, as demonstrated in head-to-head studies.

We believe that cytisinicline represents a unique opportunity to significantly impact global health by addressing the considerable unmet need among millions of smokers and e-cigarettes users. If approved by the FDA, it stands to become the first new prescription medicine in two decades aimed at aiding individuals in overcoming nicotine dependence. Cytisinicline is positioned to offer a novel solution from existing smoking cessation treatments given its combination of efficacy, well-tolerated safety profile and dosing flexibility with a 6 or 12-week regimen, as demonstrated in clinical trials.

LICENSE & SUPPLY AGREEMENTS

Sopharma

In 2009 and 2010, we entered into a license agreement, or the Sopharma License Agreement, and a supply agreement, or the Sopharma Supply Agreement, with Sopharma. Pursuant to the Sopharma License Agreement, we were granted access to all available manufacturing, efficacy and safety data related to cytisinicline. Additional rights granted under the Sopharma License Agreement include the exclusive use of, and the right to sublicense, certain Sopharma patent rights and the trademark Tabex in all territories—other than certain countries in Central and Eastern Europe, Scandinavia, North Africa, the Middle East and Central Asia, as well as Vietnam, where Sopharma or its affiliates and agents already market Tabex—in connection with the marketing, distribution and sale of our products. Under the Sopharma License Agreement, we agreed to pay a nonrefundable license fee. In addition, we agreed to make certain royalty payments equal to a mid-teens percentage of all net sales of Tabex branded products in our territory during the term of the Sopharma License Agreement, including those sold by a third party pursuant to any sublicense which may be granted by us. We have agreed to coordinate with Sopharma in the defense against any actual or threatened infringement claims with respect to Tabex branded products. The Sopharma License Agreement will also terminate under customary termination provisions including bankruptcy or insolvency and material breach. To date, any amounts paid to Sopharma pursuant to the Sopharma License Agreement have been immaterial.

On May 14, 2015, we and Sopharma entered into an amendment to the Sopharma License Agreement. Among other things, the amendment to the Sopharma License Agreement reduced the royalty payments payable by us to Sopharma from a percentage in the mid-teens to a percentage in the mid-single digits, extended the term of the Sopharma License Agreement until May 26, 2029, and removed Sopharma’s right to terminate the Sopharma License Agreement upon termination or expiration of the Sopharma Supply Agreement.

On July 28, 2017, we and Sopharma entered into the amended and restated Sopharma Supply Agreement. Pursuant to the amended and restated Sopharma Supply Agreement, for territories as detailed in the licensing agreement, we will purchase cytisinicline from Sopharma, and Sopharma agrees to supply all such cytisinicline requested by us, and we extended the term to 2037. In addition, Sopharma will manufacture sufficient cytisinicline to meet a forecast for a specified demand of cytisinicline, with the forecast to be updated regularly thereafter. Sopharma has an obligation to obtain and maintain any regulatory and government permits, licenses and approvals that are necessary for Sopharma to manufacture the products to us. Each of us and Sopharma may terminate the Sopharma Supply Agreement in the event of the other party’s material breach or bankruptcy or insolvency.

We communicated to Sopharma that we had concerns regarding their ability to pass an FDA pre-approval inspection and that if those concerns were not resolved, we planned to engage third-party manufacturers, and include such manufacturers in our NDA, until such time that Sopharma is able to pass an FDA inspection. In June 2025, we submitted our NDA, which included third-party manufacturers. Sopharma has alleged that our engagement of third-party manufacturers is a breach of our agreement, which we have disputed and have proposed steps to resolve.

Share Purchase Agreement

On May 14, 2015, we entered into a Share Purchase Agreement with Sopharma to acquire 75% of the outstanding shares of Extab Corporation for $2.0 million in cash and $2.0 million in a deferred payment, contingent on regulatory approval of cytisinicline by the FDA or the European Medicines Agency. The contingent consideration liability is measured at fair value in our financial statements (see Note 2 "Significant Accounting Policies, Sopharma Share Purchase Agreement Contingent Consideration" in the accompanying consolidated financial statements).

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

On January 22, 2018, we and the University of Bristol entered into an amendment to the University of Bristol License Agreement. Pursuant to the amended University of Bristol License Agreement, we received exclusive rights for all human medicinal uses of cytisinicline across all therapeutic categories from the University of Bristol from research activities into cytisinicline and its derivatives. In consideration of rights granted by the amended University of Bristol License Agreement, we agreed to pay an initial amount of $37,500 upon the execution of the amended University of Bristol License Agreement, and additional amounts of up to $1.7 million, in the aggregate, tied to a financing milestone and to specific clinical development and commercialization milestones resulting from activities covered by the amended University of Bristol License Agreement, in addition to amounts under the original University of Bristol License Agreement of up to $3.2 million in the aggregate, tied to specific financing, development and commercialization milestones. Additionally, if we successfully commercialize any product candidate subject to the amended University of Bristol License Agreement or to the original University of Bristol License Agreement, we will be responsible, as provided in the original University of Bristol License Agreement, for royalty payments in the low-single digits and payments up to a percentage in the mid-teens of any sublicense income, subject to specified exceptions, based upon net sales of such licensed products. Through December 31, 2025, we have paid the University of Bristol $125,000 pursuant to the University of Bristol License Agreement.

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

Milestone Obligations to Third Parties	Amount Payable
University of Bristol	Up to $4,800,000(1)
Sopharma AD	$2,000,000(2)

(1)
Payable in connection with specific financing, development and commercialization milestones.
(2)
Payable contingent on regulatory approval of cytisinicline by the FDA or the European Medicines Agency, or EMA.

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

Before a new pharmaceutical product may be marketed in the United States, the FDA must approve an NDA for a new drug. The steps required before the FDA will approve an NDA generally include non-clinical studies followed by multiple stages of clinical trials conducted by the trial sponsor; sponsor submission of the NDA to the FDA for review; the FDA’s review of the data to assess the drug’s safety and effectiveness; and the FDA’s inspection of the facilities where the product will be manufactured. We filed our NDA for cytisinicline in June 2025 and have a PDUFA targeted action date of June 20, 2026. One third-party manufacturer named in our cytisinicline NDA recently underwent an, non-Achieve related, FDA cGMP inspection and FDA made two observations related to solid oral dose manufacturing, which are being addressed through an ongoing communication with FDA of the company’s remedial action plan. While unclear, there is potential for a delay in FDA approval beyond the PDUFA targeted action date of June 20, 2026. We have partnered with a U.S.-based manufacturer Adare to manufacture cytisinicline drug product for potential commercial launch and beyond and have commenced a technology transfer. We expect the partnership with Adare to provide supply chain redundancy and U.S.-based contingency capacity, help decrease risks related to international importation of pharmaceuticals and reduce costs, including potential tariffs. By establishing U.S. manufacturing with Adare, we expect to decrease our supply chain risk.

As a condition of product approval, the FDA may require a sponsor to conduct post-marketing clinical trials, known as Phase 4 trials, and surveillance programs to monitor the effect of the approved product. The FDA may limit further marketing of a product based on the results of these post-market trials and programs. Any modifications to a drug, including new indications or changes to labeling or manufacturing processes or facilities, may require the submission and approval of a new or supplemental NDA before the modification can be implemented, which may require that we generate additional data or conduct additional non-clinical studies and clinical trials. Our ongoing manufacture and distribution of drugs is subject to continuing regulation by the FDA, including recordkeeping requirements, reporting of adverse experiences associated with the product, and adherence to cGMPs which regulate all aspects of the manufacturing process. We are also subject to numerous regulatory requirements relating to the advertising and promotion of drugs, including, but not limited to, standards and regulations for direct-to-consumer advertising. Failure to comply with the applicable regulatory requirements governing the manufacture and marketing of our products may subject us to administrative or judicial sanctions, including warning letters, product recalls or seizures, injunctions, fines, civil penalties and/or criminal prosecution.

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

MANUFACTURING

We do not own or operate manufacturing facilities for the production of cytisinicline, though we may develop our own manufacturing operations in the future. We currently partner with Sopharma as supplier and contract manufacturer for our required raw materials, active pharmaceutical ingredients and finished drug product for our clinical trials. In addition to our Sopharma relationship, we utilize third-party contract manufacturing organizations, or CMOs, for the manufacturing and clinical packaging supplies of cytisinicline and have contracted with additional CMOs for commercial drug supply. We currently employ internal resources and third-party consultants to manage our clinical manufacturing activities.

Sopharma sources cytisinicline from natural sources including trees and shrubs from the Faboideae subfamily of plant species. Cytisinicline-containing plants are harvested annually, dried and processed into cytisinicline. The seeds of these plants in their natural state are highly toxic and the extraction process removes the toxins to produce highly purified cytisinicline. The CMOs source cytisinicline starting material from certain third-party suppliers. We expect to continue stockpiling cytisinicline to meet the projected demand upon commercial launch.

The active pharmaceutical ingredient, or API, manufacturing process utilizes a series of techniques including solvent extraction, recrystallization, filtration, and purification. Critical controls have been identified and are controlled by internally developed specifications and methods to ensure a consistent and reproducible process. The highly purified cytisinicline is dried, sieved and packed for storage until further processing into drug product. The cytisinicline API manufacturing process has been developed and refined over many years of manufacture by Sopharma, which has significant expertise in manufacturing cytisinicline.

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

Additionally, we are actively building an intellectual property portfolio around our clinical-stage product candidate and research programs. A key component of this portfolio strategy is to seek international patent protection with patent applications in the United States and in major market countries that we consider important to the development of our business. As of December 31, 2025, we control a portfolio of patent families that are owned, co-owned and in-licensed. Those families cover cytisinicline dosing methods, cytisinicline derivatives, cytisinicline salts, methods of cytisinicline extraction, and cytisinicline formulations, among other inventions, in the United States and foreign jurisdictions. As of December 31, 2025, we owned, co-owned or in-licensed over 20 issued patents and over 50 pending patent applications. These patents and applications, if granted, have expiration dates ranging from 2037 to 2042, absent any term adjustments or extensions.

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

Prescription and Over-the-Counter Treatments

Only two non-nicotine, prescription treatments for smoking cessation are currently available in the United States; “varenicline” (marketed by Pfizer as Chantix) and “bupropion” (formerly marketed by GlaxoSmithKline as Zyban). Both are currently available as generic formulations. Varenicline requires a three-month treatment period and bupropion is recommended for a period between seven and 12 weeks. While both have been proven effective in aiding smoking cessation, they are also associated with significant side effects and early discontinuations from treatment. Varenicline’s labeling indicates elevated instances of nausea, abnormal dreams, constipation, flatulence, and vomiting may be experienced by varenicline-treated patients compared to placebo-treated patients, and bupropion’s product label discloses potential adverse reactions including insomnia, rhinitis, dry mouth, dizziness, nervous disturbance, anxiety, nausea, constipation, arthralgia and seizures. Both varenicline and buproprion have warning and precautions for neuropsychiatric adverse events, including suicidal ideations. High uptake into the brain combined with activity at “off target” receptors could be responsible for varenicline’s adverse event profile.

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

HUMAN CAPITAL RESOURCES

As of December 31, 2025, we had a total of 28 employees, of whom 11 were engaged in research and development functions, including clinical development, regulatory affairs and manufacturing, and 17 were engaged in general and administrative functions, including accounting and finance, administration, and commercial.

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

We believe that our future success largely depends upon our continued ability to attract and retain highly skilled employees. We emphasize a number of measures and objectives in managing our human capital assets, including, among others, employee engagement, development, and training, talent acquisition and retention, and employee safety and wellness. We provide our employees with competitive salaries and bonuses, opportunities for equity ownership, development programs that enable continued learning and growth and an employment package that promotes well-being across all aspects of their lives, including health care, retirement planning and paid time off.

COMPANY INFORMATION

We were incorporated in California in October 1991 and subsequently reorganized as a Delaware corporation in March 1995. Our principal executive offices are located at 22722 29th Dr. SE Suite 100 Bothell, WA 98021 and 1040 West Georgia Street, Suite 1030, Vancouver, B.C. V6E 4H1, Canada and our telephone number is (604) 210-2217.

AVAILABLE INFORMATION

We maintain a website at www.achievelifesciences.com. The information contained on or accessible through our website is not part of this Annual Report on Form 10-K. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, are available free of charge on our website as soon as reasonably practicable after we electronically file such reports with, or furnish those reports to, the SEC. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

ITEM 1A.

RISK FACTORS

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information contained in this Annual Report on Form 10-K and in the other periodic and current reports and other documents we file with the Securities and Exchange Commission, before deciding to invest in our common stock. If any of the following risks materialize, our business, financial condition, results of operation and future prospects will likely be materially and adversely affected. In that event, the market price of our common stock could decline, and you could lose all or part of your investment. These disclosures reflect our beliefs and opinions as to factors that could materially and adversely affect the Company and our securities in the future. References to past events are provided by way of example only and are not intended to be a complete listing of such events or a representation as to whether or not such factors or similar events have occurred in the past or their likelihood of occurring in the future. This list is not exhaustive, and the order of presentation does not reflect management's determination of priority or likelihood.

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

The current financing environment in the United States, particularly for biotechnology companies like us, is challenging and we can provide no assurances as to when this will improve. Our business may be impacted by macroeconomic conditions, including fluctuating inflation, interest and tariff rates and market conditions as well as political events, war, terrorism, business interruptions and other geopolitical events and uncertainties beyond our control. Supply chain disruptions and delays as a result of any new tariff policies or trade restrictions could also negatively impact our cost of materials and production processes. For example, the United States has announced tariffs on many goods imported from foreign countries. In addition, there are currently headlines and discussions concerning potential increased tariffs for pharmaceutical products, which may impact our supply chain and create uncertainty in the broader pharmaceutical industry.

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

We may not be able to secure sufficient financing on acceptable terms, or at all. Without additional funds, we would be forced to delay, scale back or eliminate some of our commercialization and R&D activities or other operations and potentially delay commercialization and product development in an effort to provide sufficient funds to continue our operations. Additionally, if we are unsuccessful in raising additional funds, we may decide to explore a range of strategic alternatives to maximize stakeholder value, which may include, without limitation, a sale of assets and/or the initiation of bankruptcy proceedings. If any of these events occur, our ability to achieve our development and commercialization goals would be adversely affected.

We have incurred substantial debt, which could impair our flexibility and access to capital and adversely affect our financial position, and our business would be materially adversely affected if we are unable to service our debt obligations.

On July 25, 2024, we entered into a contingent convertible debt agreement, or New Debt Agreement, with Silicon Valley Bank, or SVB, a division of First-Citizens Bank & Trust Company, or FCB, in its capacity as administrative agent and collateral agent, and FCB, as a lender, or Lender. As of December 31, 2025 the principal amounts due under our debt instruments totaled $15.0 million.

Servicing our debt requires a significant amount of cash. Our debt is subject to floating interest rates set in relation to the prime rate. Increases in interest rates have made and may continue to make our debt service costs increase. Our outstanding debt matures on December 1, 2027, subject to certain potential extensions. We currently do not generate any cash flow from operations and if we are unable to make interest and/or principal payments when due, we would be in default under the New Debt Agreement. We may be required to raise additional capital through future financings or sales of assets to enable us to make interest payments and/or repay our outstanding indebtedness as it becomes due. There can be no assurance that we will be able to generate cash or raise additional capital. Any debt financing that is available could cause us to incur substantial costs and subject us to covenants that significantly restrict our ability to conduct our business. If we seek to complete additional equity financings, the interests of existing stockholders may be diluted. If we are unable to service our loan, the lender may foreclose on and sell the assets securing such indebtedness to satisfy our payment obligations, which could prevent us from accessing those assets for our business and conducting our business as planned, which could materially harm our financial condition and results of operations.

Our obligations under our outstanding debt are secured by substantially all of our assets, other than intellectual property. If we are unable to make payment on our secured debt instruments when due, the lender under such instrument may foreclose on and sell the assets securing such indebtedness to satisfy our payment obligations, which could prevent us from accessing those assets for our business and conducting our business as planned, which could materially harm our financial condition and results of operations. Further, if we are liquidated, the rights of the Lender to repayment would be senior to the rights of the holders of our common stock to receive any proceeds from the liquidation. The Lender could declare a default under the New Debt Agreement upon the occurrence of any event that the Lender interprets as a material adverse change as defined under the New Debt Agreement, thereby requiring us to repay the loan immediately or to attempt to reverse the declaration of default through negotiation or litigation. Any declaration by the Lender of an event of default could significantly harm our business, financial condition, results of operations and prospects and could cause the price of our common stock to decline. If we raise any additional debt financing, the terms of such additional debt could further restrict our operating and financial flexibility.

Further, our outstanding debt contains customary affirmative and restrictive covenants, including covenants regarding the incurrence of additional indebtedness or liens, investments, transactions with affiliates, delivery of financial statements, payment of taxes, maintenance of insurance, dispositions of property, mergers or acquisitions, and the requirement we keep substantially all of our cash and investments with Silicon Valley Bank, or SVB, among other customary covenants. We are also restricted from paying dividends or making other distributions or payments on capital stock, subject to limited exceptions. Our outstanding debt includes customary representations and warranties, events of default and termination provisions.

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

We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We further expect that our expenses will increase substantially if and as we:

•
establish a sales, marketing, and distribution infrastructure to commercialize cytisinicline;
•
continue the clinical development of cytisinicline;
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

We regularly maintain cash balances at third-party financial institutions, including with SVB, both in the United States and internationally, in excess of the FDIC insurance limit and similar regulatory insurance limits outside the United States. Further, if we enter into a credit, loan or other similar facility with a financial institution, certain covenants included in such facility may require as security that we keep a significant portion of our cash with the institution providing such facility. If a depository institution where we maintain deposits fails or is subject to adverse conditions in the financial or credit markets, we may not be able to recover all, if any, of our deposits, which could adversely impact our operating liquidity and financial performance.

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

We are currently dependent on the potential development and FDA approval of a single product candidate, cytisinicline. We are still developing and seeking regulatory approval for cytisinicline and it cannot be marketed or sold in the United States or in foreign markets until regulatory approval has been obtained from the FDA or applicable foreign regulatory agencies. The process of obtaining regulatory approval is expensive and time consuming. The FDA and foreign regulatory authorities may never approve cytisinicline for sale and marketing, and even if cytisinicline is ultimately approved, regulatory approval may be delayed or limited in the United States or in other jurisdictions. In September 2025, we announced that the FDA accepted for review our NDA for cytisinicline as a treatment of nicotine dependence for smoking cessation as the first indication in the United States and assigned a Prescription Drug User Fee Act, or PDUFA, targeted action date of June 20, 2026. Deficiencies identified at the site of the third-party manufacturer designated in our NDA may delay approval of our NDA beyond the assigned PDUFA targeted action date of June 20, 2026. We may receive a complete response letter, or CRL, rather than approval of the NDA at the conclusion of the FDA’s review. The contents of such CRL could be made public by the FDA and could result in reputational harm to our company and cytisinicline, result in litigation, or result in a delay or the inability to commercialize cytisinicline. Even if we are authorized to sell and market cytisinicline in one or more markets, there can be no assurance that we will be able to successfully market cytisinicline or that cytisinicline will achieve market acceptance sufficient to generate profits. If we are unable to successfully develop and commercialize cytisinicline due to failure to obtain regulatory approval for cytisinicline, to successfully market cytisinicline, to generate profits from the sale of cytisinicline, or due to other risk factors outlined in this report, it would have material adverse effects on our business, financial condition.

The development and commercialization of our product candidate is dependent upon securing sufficient quantities of cytisinicline from plant sources, which grow outside of the United States in a limited number of locations.

The therapeutic component of our product candidate, cytisinicline, is derived from plants in the Faboideae subfamily of plant species, which grow in the mountains of Southern Europe, Russia, China and other limited locations around the world. We have and will continue to pursue alternative sources for cytisinicline, including synthetic routes, however, all of the cytisinicline sourced to date for our product candidate has been from natural sources and there is no guarantee that any potential synthetic route developed will be commercially viable. There can be no assurances that plants from the Faboideae subfamily of plant species will continue to grow in sufficient quantities around the world to meet our forecasts or commercial supply requirements or that the countries from which we can secure them will continue to allow the exportation of cytisinicline.

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

Cytisinicline is a naturally occurring alkaloid. Cytisinicline is structurally similar to nicotine and has a well-defined, dual-acting mechanism of action that is both agonistic and antagonistic. It is believed to aid in smoking cessation and the treatment of nicotine dependence by interacting with nicotine receptors in the brain, reducing the severity of nicotine craving and withdrawal symptoms through agonistic effects on nicotine receptors and reducing the reward and satisfaction associated with nicotine through antagonistic properties. Cytisinicline has been studied for smoking cessation in two company-sponsored randomized, multicenter, double-blind, placebo-controlled Phase 3 clinical studies that randomized a total of 1,602 adult smokers in 37 study sites across the United States. Cytisinicline has also been evaluated for vaping cessation in a company-sponsored, randomized, multicenter, double-blind, placebo-controlled Phase 2 clinical study involving 160 adults who used nicotine e-cigarettes.

The FDA advised us that long-term exposure data to assess for safety beyond 12 weeks would be needed to adequately assess safety risks given that the FDA views smoking cessation drugs as products for chronic, repeated, and intermittent use as patients may relapse and require subsequent courses of treatment over a lifetime. In the first quarter of 2024, we reached agreement with the FDA that a single, open-label study, which we refer to as ORCA-OL, evaluating the long-term safety effects of cytisinicline would be sufficient to complete the requirement and enable an NDA submission. The ORCA-OL open-label exposure trial was initiated in May 2024 and was completed in September 2025. The clinical trial enrolled 479 subjects at 29 clinical trial sites across the United States. Safety data, from the ORCA-OL trial, on over 300 participants with at least six months of cumulative cytisinicline exposure was included in our NDA submission in June 2025 and on over 100 participants receiving at least one year of cumulative cytisinicline exposure was submitted to the FDA in October 2025 as part of the 120-day safety update. In September 2025, we announced that the FDA accepted for review our NDA for cytisinicline as a treatment of nicotine dependence for smoking cessation in adults and assigned a PDUFA targeted action date of June 20, 2026. Deficiencies identified at the site of the third-party manufacturer designated in our NDA may delay approval of our NDA beyond the assigned PDUFA targeted action date of June 20, 2026. However, regardless of these discussions and the results of the ORCA-OL open label study, the FDA may determine that:

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

Even if our future clinical trials are completed as planned, we cannot be certain that their results will be consistent with the results of the earlier clinical trials of cytisinicline. Positive results in non-clinical testing and past clinical trials with respect to the safety and efficacy of cytisinicline do not ensure that results from subsequent clinical trials will also be positive, and we cannot be sure that the results of subsequent clinical trials will replicate the results of prior clinical trials and non-clinical testing. Any such failure may cause us to abandon cytisinicline, which would negatively affect our ability to generate any product revenues.

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
•
damage to our reputation and the reputation of our products and our technology; and
•
diversion of management’s attention from our business.

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

We will need approval from the FDA to commercialize cytisinicline in the United States and approvals from similar regulatory authorities in foreign jurisdictions to commercialize cytisinicline in those jurisdictions. In September 2025, we announced that the FDA accepted for review our NDA for cytisinicline as a treatment of nicotine dependence for smoking cessation in adults and assigned a PDUFA targeted action date of June 20, 2026. Deficiencies identified at the site of the third-party manufacturer designated in our NDA may delay approval of our NDA beyond the assigned PDUFA targeted action date of June 20, 2026. Even with the acceptance of our NDA by the FDA, we cannot predict whether the results of our clinical trials and/or the data from our research and clinical approaches included in the NDA will be sufficient to demonstrate the safety and efficacy of cytisinicline for approval from the FDA for the proposed indication of cytisinicline. The FDA has substantial discretion in the product approval process. The approval process may be delayed by changes in government regulation, future legislation or administrative action or changes in FDA policy that occur prior to or during our regulatory review. Even if we comply with all FDA requests, the FDA may ultimately reject one or more of our applications. We may never obtain regulatory approval for cytisinicline. Failure to obtain approval from the FDA or comparable regulatory authorities in foreign jurisdictions to commercialize cytisinicline will leave us without saleable products and therefore without any source of revenues. In addition, the FDA may require us to conduct additional clinical testing or to perform post-marketing studies, as a condition to granting marketing approval of a product or permit continued marketing, if previously approved. If conditional marketing approval is obtained, the results generated after approval could result in loss of marketing approval, changes in product labeling, and/or new or increased concerns about the side effects or efficacy of a product. The FDA has significant post-market authority, including the explicit authority to require post-market studies and clinical trials, labeling changes based on new safety information and compliance with FDA-approved risk evaluation and mitigation strategies. The FDA’s exercise of its authority has in some cases resulted, and in the future could result, in delays or increased costs during product development, clinical trials and regulatory review, increased costs to comply with additional post-approval regulatory requirements and potential restrictions on sales of approved products. In foreign jurisdictions, the regulatory approval processes generally include the same or similar risks as those associated with the FDA approval procedures described above. We cannot be certain that we will receive the approvals necessary to commercialize cytisinicline for sale either within or outside the United States.

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

A Breakthrough Therapy designation by the FDA and our receipt of a CNPV may not lead to a faster development or regulatory review or approval process for the nicotine e-cigarette/vaping cessation indication and it does not increase the likelihood that our product candidates will receive marketing approval.

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

The FDA has also awarded us a CNPV for cytisinicline for vaping cessation. While the CNPV is designed to provide enhanced communications with the FDA and expedite its review of a therapy, we would still be required to commence the voucher process within the two-year time period set by the FDA, which will require significant time and expense. In addition, this time limit may lapse before we are able to meet the requirements, which would result in us losing the CNPV benefit of an expedited review for vaping cessation.

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

We will need to expand and effectively manage our managerial, operational, financial, development, commercial and other resources in order to successfully pursue our development and commercialization efforts for our existing and future product candidates. We expect to need additional scientific, technical, operational, financial and other personnel. Our success depends on our continued ability to attract, retain and motivate highly qualified personnel, such as management, clinical and preclinical personnel, including our executive officers Richard Stewart, Craig Donnelly, Erik Atkisson, Jaime Xinos, Mark Oki and Mark Rubinstein. In addition, although we have entered into employment agreements with each of Mr. Stewart, Mr. Donnelly, Mr. Atkisson, Ms. Xinos, Mr. Oki and Dr. Rubinstein, such agreements permit those executives to terminate their employment with us at any time, subject to providing us with advance written notice.

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

We will need to expand our organization as we prepare for potential commercialization of cytisinicline, which may require us to divert a disproportionate amount of our attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We do not currently have a commercial infrastructure, and we may not be able to successfully develop a commercial infrastructure to support the commercialization of cytisinicline on the timeline needed, or at all. Commercialization requires significantly greater financial and organizational resources, which may not be available to us. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in its infrastructure, operational mistakes, loss of business opportunities, loss of employees, and reduced productivity among remaining employees. Expanded growth and commercialization requires significant capital expenditure and may divert financial resources from other projects, such as the development of additional product candidates. If we are unable to effectively manage our growth or commercialize plans, our expenses may increase more than expected, our ability to generate and/or grow revenue could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth and commercialization.

We plan to invest in the development of additional indications for cytisinicline. If we invest in and are unsuccessful in developing additional indications for cytisinicline, our business, financial condition and results of operations may be adversely affected.

We plan to invest in the research and development of new indications for cytisinicline to address nicotine dependence associated with the use of e-cigarette, or vaping, products. Given their recent introduction, the use of vaping products is not fully understood which may increase the risk of failure in this area. We expect that we will need to invest significant amounts of capital to pursue development of an e-cigarette cessation indication. If we are unable to provide such additional capital when needed, we may be unable to complete the development, regulatory approval and commercialization of an e-cigarette cessation indication.

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

In efforts to innovate and optimize operational efficiency, certain third parties with whom we work may integrate AI into various aspects of their work with us. While we do not currently utilize AI tools in a significant way, we may in the future integrate AI into various projects, including as a component of our commercialization strategy. While AI presents opportunities for enhanced productivity and innovation, it also introduces inherent risks, including legal and regulatory, that could adversely impact our business and reputation. Proper use of AI can lead to improved decision-making, cost reduction, and competitive advantage. However, improper use, including algorithmic biases, ethical considerations, data privacy issues, unknown or zero-day software vulnerabilities, and potential regulatory non-compliance, by our employees or third parties with whom we work could result in reputational damage, legal liabilities, and financial losses. The rapidly evolving regulatory landscape surrounding AI also poses a risk, as new laws and regulations could impose additional compliance burdens, resulting in increased operational costs. We are committed to implementing robust governance and control mechanisms to mitigate these risks, but there can be no assurance that such measures will adequately prevent or mitigate the adverse effects that the integration and use of AI may have on our business, financial condition, and results of operations.

Risks Related to Our Reliance on Third Parties

We expect to continue to rely on third parties to manufacture cytisinicline. Our commercialization of cytisinicline could be stopped, delayed or made less profitable if we and Sopharma are not able to come to a resolution to our dispute, or if Sopharma or our other manufacturing partners fail to obtain approval of government regulators, fail to provide us with sufficient quantities of product or fail to do so at acceptable quality levels or prices.

We do not currently have, nor do we currently plan to develop, the internal infrastructure or capability to manufacture our clinical supplies for use in the conduct of our clinical trials, and we lack the resources and the capability to manufacture cytisinicline on a clinical or commercial scale. Our current supply agreement with Sopharma expires on July 28, 2037, unless extended by agreement between us and Sopharma. We may encounter technical difficulties or delays in the transfer of cytisinicline manufacturing on a commercial scale to other third-party manufacturers or encounter difficulties and delays in identifying other third-party manufacturers beyond our current manufacturers. We may be unable to enter into agreements for commercial supply with third-party manufacturers on acceptable terms, or at all. If and when product sales for cytisinicline commence and grow, cytisinicline will require production processes to be scaled up. We will be dependent on external manufacturers and suppliers to ensure that their manufacturing processes can be scaled up adequately such that we are able to supply the market. If any of our key suppliers are unable or unwilling to scale up production, or we otherwise experience a product shortfall, any such product shortfall could delay commercialization of cytisinicline and impair sales, and our business, financial condition and results of operations could be materially adversely affected.

Third-party manufacturers, or CMOs, are subject to regulatory requirements covering manufacturing, testing, quality control and record keeping relating to product candidates and are also subject to ongoing inspections by regulatory agencies. Failure by CMOs to pass a pre-approval inspection by the FDA may require us to pursue alternative manufacturers, which could result in delay in review or approval or our NDA and commercialization, additional costs or other adverse impacts. Additionally, failure by CMOs to pass a pre-approval inspection by the FDA or to otherwise comply with applicable regulations may result in delays and interruptions to our product candidate supply, or additional costs, while we seek to secure another supplier that meets all regulatory requirements. For example, while Sopharma has been subject to oversight by regulators in Europe and Bulgaria, they have never been inspected by the FDA and there is no assurance that their quality systems will be satisfactory to pass a pre-approval inspection by the FDA in a timely manner or at all. We have concerns regarding Sopharma’s ability to pass an FDA pre-approval inspection. We plan to engage third-party manufacturers, or CMOs, to manufacture cytisinicline and have included a CMO in our NDA in the event that Sopharma is unable to meet inspection requirements of the FDA. However, we are aware of uncertainties regarding the ability of the CMO named in our NDA to maintain approval by the FDA. If the CMO named in our NDA is not able to maintain FDA approval, approval of our NDA and ultimate commercialization may be delayed. Additionally, if our concerns regarding Sopharma are not resolved, we plan to engage third-party manufacturers until such time that Sopharma is able to pass an FDA inspection. Sopharma has alleged that our engagement of third-party manufacturers is a breach of our agreement, which we have disputed and have proposed steps to resolve the parties’ dispute. In the event we are unable to resolve our ongoing dispute with Sopharma, such dispute may result in litigation, additional costs or delays in activities relating to our NDA or ultimate commercialization.

Our reliance on Sopharma and other CMOs exposes us to the following additional risks:

•
Sopharma and other CMOs might be unable to timely manufacture cytisinicline or produce the quantity and quality required to meet our clinical and commercial needs, if any;
•
Sopharma and other CMOs may not be able to execute our manufacturing procedures appropriately;
•
Sopharma and other CMOs may not perform as agreed or may not remain in the contract manufacturing business for the time required to supply our clinical trials or to successfully produce, store and distribute our products;
•
Sopharma and other CMOs are or will be subject to ongoing periodic unannounced inspection by the FDA and corresponding state agencies to ensure strict compliance with cGMPs and other government regulations and corresponding foreign standards. We do not have control over Sopharma’s, or other third parties’, compliance with these regulations and standards;
•
we may not own, or may have to share, the intellectual property rights to any improvements made by Sopharma and other CMOs in the manufacturing process for cytisinicline;
•
we do not own all the intellectual property rights to cytisinicline, and Sopharma and other CMOs could license such rights to third parties or begin supplying other third parties with cytisinicline; and
•
Sopharma and other CMOs could breach or terminate their agreement with us.

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

In June 2021, Pfizer Inc. halted the distribution of its smoking cessation drug, Chantix (varenicline) after heightened levels of a nitrosamine impurity, called N-nitroso-varenicline, which were above the FDA’s acceptable daily intake limit, were found in some lots of Chantix pills. Long-term use of products containing N-nitroso-varenicline may be associated with a potential increased cancer risk in humans. In September 2021, Pfizer announced a nationwide recall in the United States of all lots of Chantix and also withdrew the product in other countries around the globe. In February 2026, Pfizer announced that Chantix would be made available in the United States. We have undertaken a review of cytisinicline in accordance with regulatory guidance to assess the risk of the presence of nitrosamines and other potential impurities. If contaminants, or impurities such as nitrosamines, are discovered in quantities above regulators’ thresholds within our supply of cytisinicline, we may potentially delay product development and approval or have a material adverse impact on our business.

We and our CMOs may also be impacted by new legislation and regulations relating to the manufacture of medical products. For example, legislation has been introduced and passed in Congress to limit certain U.S. biotechnology companies from using equipment or services produced or provided by select Chinese biotechnology companies. Certain members of Congress have advocated for the use of existing executive branch authorities to limit those Chinese service providers’ ability to engage in business in the U.S. We cannot predict what actions may ultimately be taken with respect to trade relations between the United States and China or other countries, what products and services may be subject to such actions or what actions may be taken by the other countries in retaliation.

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

We plan to establish necessary internal commercial infrastructure and engage third parties to build certain commercial capabilities to market cytisinicline. There are risks involved with entering into arrangements with third parties to perform these services. Furthermore, we have entered into a partnership with Omnicom to support the commercial launch of cytisinicline in the United States, which requires financial commitments in advance of approval and may result in disruption of our commercialization efforts if disputes or other issues arise in our relationship with Omnicom. If the commercial launch of cytisinicline is delayed or does not occur for any reason, including failure to receive marketing approval from the FDA, we would have prematurely or unnecessarily incurred these commercialization expenses.

Factors that may inhibit our efforts to commercialize cytisinicline, if approved, on our own include:

•
our inability to recruit and retain qualified commercial experts for core commercial functions, or our inability to maintain adequate staffing for outsourced sales and marketing activities;
•
the inability of sales representatives to obtain access to physicians or persuade adequate numbers of physicians to prescribe cytisinicline;
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

Even if we receive approvals from the FDA and comparable foreign regulatory authorities, the commercial success of cytisinicline will depend in part on the healthcare providers, patients, and third-party payors accepting cytisinicline as medically useful, cost-effective, and safe. Cytisinicline may not gain market acceptance by physicians, patients and third-party payors. The degree of market acceptance of cytisinicline will depend on a number of factors, including but not limited to:

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

Increasing efforts by governmental and private payors in the United States and abroad to limit or reduce healthcare costs may result in restrictions on coverage and the level of reimbursement for new products and, as a result, they may not cover or provide adequate payment for our products. We expect to experience pricing pressures in connection with our products due to the increasing trend toward managed healthcare, including the increasing influence of health maintenance organizations and additional legislative changes. The downward pressure on healthcare costs in general, particularly prescription products, has and is expected to continue to increase in the future. As a result, profitability of cytisinicline, if any, may be more difficult to achieve even if regulatory approval is received.

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

Cytisinicline is not eligible for composition of matter patents in the United States as it is a naturally occurring substance. As such, third parties are able to manufacture, sell or distribute cytisinicline without royalties or other payments to us and compete with our products in the United States and potentially worldwide and negatively impact our commercialization efforts of our products. We are aware of additional cytisinicline products approved in several European countries and we may not be able to block other third parties from launching generic versions of cytisinicline. Third parties may also sell or distribute cytisinicline as an herbal or homeopathic product. Other than regulatory exclusivity or other limitations, there may be little to nothing to stop these third parties from manufacturing, selling or distributing cytisinicline. Because we have no ability to set rigorous safety standards or control processes over CMOs, sellers or distributors of cytisinicline, excluding Sopharma, these formulations of cytisinicline may be unsafe or cause adverse effects to patients and negatively impact the reputation of cytisinicline as a safe and effective smoking cessation aid.

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

Although our current efforts focus on clinical testing, approval, and potential commercialization of cytisinicline, our sole product candidate, the success of our business may also depend in part upon our ability to identify, license, discover, develop, or commercialize additional product candidates. Research programs to identify new product candidates require substantial technical, financial, and human resources. We may focus our efforts and resources on potential programs or product candidates that ultimately prove to be unsuccessful. Our research programs or licensing efforts may fail to yield additional product candidates for clinical development and commercialization for a number of reasons, including but not limited to the following:

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

It is also possible that we have failed to identify relevant third-party patents or applications. For example, applications filed before November 29, 2000 and applications filed after that date that will not be filed outside the United States can remain confidential until patents issue. Moreover, it is difficult for industry participants, including us, to identify all third-party patent rights that may be relevant to our product candidates and technologies because patent searching is imperfect due to differences in terminology among patents, incomplete databases and the difficulty in assessing the meaning of patent claims. We may fail to identify relevant patents or patent applications or may identify pending patent applications of potential interest but incorrectly predict the likelihood that such patent applications may issue with claims of relevance to our technology. In addition, we may be unaware of one or more issued patents that would be infringed by the manufacture, sale or use of a current or future product candidate, or we may incorrectly conclude that a third-party patent is invalid, unenforceable or not infringed by our activities. Additionally, pending patent applications that have been published can, subject to specified limitations, be later amended in a manner that could cover our technologies, our product candidates or the use of our product candidates.

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

In Assoc. for Molecular Pathology v. Myriad Genetics, Inc., the U.S. Supreme Court held that certain claims to naturally occurring substances are not patentable. Cytisinicline is a naturally occurring product and is not patentable. Our intellectual property strategy involves novel formulations and dosing regimens of cytisinicline and there is no guarantee that such patents will be issued or if issued, will be broad enough to prevent competitors from developing competing cytisinicline products. Although we do not believe that any patents that may issue from our pending patent applications directed at our product candidate, if issued in their currently pending forms, as well as patent rights licensed by us, will be found invalid based on this decision, we cannot predict how future decisions by the courts, the U.S. Congress or the USPTO may impact the value of our patent rights. There could be similar changes in the laws of foreign jurisdictions that may impact the value of our patent rights or our other intellectual property rights.

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
•
our ability or the ability of our partners to develop cytisinicline and other product candidates and conduct clinical trials that demonstrate such product candidates are safe and effective;
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
•
sales of our common stock by us or our stockholders in the future;
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

In July 2024, we entered into the New Debt Agreement with the Lenders for term loans of up to $20.0 million, which included term loans of up to $10.0 million available upon the occurrence of certain events as provided for in the New Debt Agreement and further described below, or the New Convertible Term Loan. The New Convertible Term Loan matures on June 1, 2028. The first tranche of the New Convertible Term Loan, which was advanced on July 25, 2024, has an aggregate original principal amount of $10.0 million. The Lender made available to us, upon our request: (a) on or prior to October 31, 2025, a second tranche of the New Convertible Term Loan having an aggregate principal amount of $5.0 million in the event that we received written notice that the FDA had accepted for filing our NDA with respect to cytisinicline for a smoking cessation indication, or the Additional Term Loan Event I, and (b) on or prior to December 31, 2025, a third tranche of the New Convertible Term Loan having an aggregate principal amount of $5.0 million, subject to the Lender’s sole discretion.

In October 2025, pursuant to the New Debt Agreement and following the occurrence of the Additional Term Loan Event I as described therein, we drew down on the second tranche of the New Convertible Term Loan for an additional $5.0 million. We did not draw down on the third tranche of the New Convertible Term Loan and it expired and became unavailable on December 31, 2025.

Subject to certain terms and conditions, the Lenders may convert all or any part of the outstanding New Convertible Term Loan and accrued and unpaid interest at any time prior to maturity into shares of our common stock at a conversion price equal to (i) for the first tranche of $10.0 million, $7.00 per share, subject to customary anti-dilution adjustments and (ii) for the second tranche of $5.0 million each, the greater of (x) $4.854 per share, subject to customary anti-dilution adjustments, and (y) the lower of (a) 150% of the average of the closing sale price of our common stock during the 10 trading days preceding the effective date of such tranche and (b) 150% of the closing sale price of our common stock on the trading day immediately preceding the effective date of such tranche. Additionally, all outstanding amounts under the New Convertible Term Loan, including accrued and unpaid interest, will mandatorily convert into shares of our common stock, at the conversion price, on such date, if any, when the closing price per share of our common stock has been (i) for the first tranche, equal to or greater than $24.00 for 30 consecutive trading days prior to such date and (ii) for the second tranche, three times the applicable conversion price for such tranche, in each case, for the 30 consecutive trading days prior to such date. We are aware that there can be no assurance that the New Convertible Term Loan will be available to us for borrowing nor whether the Lender will be willing to work with us on any modifications to the current New Convertible Term Loan or the New Debt Agreement.

As of December 31, 2025, there were 2,730,211 shares of our common stock subject to outstanding options and 1,084,330 subject to outstanding restricted stock units, almost all of which have been registered under the Securities Act on Form S-8. The shares so registered can be freely sold in the public market after being issued to the option holder upon exercise, except to the extent they are held by an affiliate of ours, in which case such shares will become eligible for sale in the public market as permitted by Rule 144 under the Securities Act. Furthermore, as of December 31, 2025, there were approximately 20,398,307 shares of our common stock subject to outstanding warrants to purchase common stock, with a weighted average exercise price of $3.30 per share, and 142,857 shares of our common stock subject to outstanding pre-funded warrants, with an exercise price of $0.001 per share. To the extent any of these warrants are exercised, the shares underlying these warrants may be immediately sold in the public market.

In June 2025, we entered into an underwriting agreement, pursuant to which we sold and issued warrants to purchase up to 16,766,666 shares of our common stock (or pre-funded warrants), with an exercise price of $3.00 per share (or $2.999 per pre-funded warrant), or the June 2025 Public Offering. If additional shares are issued upon exercise of these warrants (or pre-funded warrants), they may be immediately sold in the public market.

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

The Audit Committee of our Board, or Audit Committee, is responsible for the oversight of risks from cybersecurity threats. At least quarterly, the Audit Committee receives an overview from management of our cybersecurity threat risk management and strategy processes covering topics such as data security posture, results from third-party assessments, progress towards pre-determined risk-mitigation-related goals, our incident response plan, and material cybersecurity threat risks or incidents and developments, as well as the steps management has taken to respond to such risks. Members of the Audit Committee are also encouraged to regularly engage in ad hoc conversations with management on cybersecurity-related news events and discuss any updates to our cybersecurity risk management and strategy programs. Potential material cybersecurity threat risks are also considered during Board meeting discussions of important matters like risk management, business continuity planning, and other relevant matters.

Our cybersecurity risk assessment and management processes are implemented and maintained by certain members of our management, including our Vice President of Information Technology who has served in various roles managing information technology and information security for over twenty-five years and reports directly to our Chief Financial Officer.

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

We have leased an office space in Vancouver, British Columbia since November 2018. The leased office space is approximately 2,367 square feet and the annual rent is approximately $0.1 million. On December 9, 2024, we entered into an agreement to extend the lease for another two-year term, which commenced on February 1, 2025.

On November 9, 2023, we entered into a lease agreement for our office space in Bothell, Washington, which commenced on March 1, 2024, and had a one-year term. On May 10, 2025, we entered into an agreement to extend the lease for another six-month term, which commenced on September 1, 2025. The annualized rent is approximately $17,000.

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

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock first began trading on the Nasdaq National Market under the symbol “SNUS” on October 12, 1995. In connection with a corporate transaction and name change, our common stock commenced trading on the Nasdaq Capital Market under the stock symbol “OGXI,” effective August 21, 2008. Following the completion of a corporate transaction and name change, our common stock commenced trading on the Nasdaq Capital Market under the stock symbol “ACHV,” effective August 2, 2017.

No cash dividends have been paid on our common stock, and we do not anticipate paying any cash dividends in the foreseeable future. As of March 20, 2026, there were approximately 9 stockholders of record. A substantially greater number of holders of our common stock are “street name,” or beneficial holders, whose shares of record are held by banks, brokers, and other financial institutions.

The information required by this item regarding equity compensation plan information is set forth in Part III, Item 12 of this Annual Report on Form 10-K.

No purchases of equity securities during the year ended December 31, 2025 were made by us or on our behalf.

ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. In addition to historical financial information, the following discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including but not limited to those discussed in the section titled “Risk Factors” and in other parts of this Annual Report on Form 10-K. A discussion and analysis of our financial condition, results of operations, and cash flows for the year ended December 31, 2024 compared to the year ended December 31, 2023 is included in Item 7 of Part II, “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 11, 2025.

Overview

We are a late-stage clinical specialty pharmaceutical company with the sole mission to address the global nicotine dependence epidemic through the development and commercialization of cytisinicline. There are an estimated 29 million adults in the United States alone who smoke combustible cigarettes and an estimated 17 million adults in the United States who utilize e-cigarettes. Tobacco use is currently the leading cause of preventable death and is responsible for more than eight million deaths worldwide and nearly half a million deaths in the United States annually. More than 87% of lung cancer deaths, 61% of all pulmonary disease deaths, and 32% of all deaths from coronary heart disease are attributable to smoking and exposure to secondhand smoke. Our primary focus is to address this global epidemic.

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

In October 2025, the FDA awarded cytisinicline for nicotine e-cigarette, or vaping, cessation the Commissioner’s National Priority Voucher, or CNPV, as part of the pilot program. A CNPV is granted to product candidates with significant potential to address a major national priority, such as meeting a large unmet medical need, reducing downstream health care utilization or addressing a public health crisis. CNPV recipients will receive a decision from the FDA within one to two months following filing of a complete application for a drug, as well as enhanced communication with review staff throughout the development process prior to their final submission and during the review period. Currently, there are no FDA-approved therapies indicated specifically as an aid for nicotine e-cigarette cessation.

Cytisinicline is a natuarlly occuring alkaloid with a high binding affinity to the nicotinic acetylcholine receptor. It is believed to work in treating nicotine dependence for smoking and e-cigarette cessation by interacting with nicotine receptors in the brain by reducing the severity of craving and withdrawal symptoms, and reducing the reward and satisfaction associated with nicotine products. Cytisinicline is an investigational product candidate being developed for treatment of nicotine dependence. In September 2025, we announced that the FDA accepted for review our New Drug Application, or NDA, for cytisinicline as a treatment for smoking cessation as the first indication in the United States and assigned a Prescription Drug User Fee Act, or PDUFA, targeted action date of June 20, 2026. One third-party manufacturer named in our cytisinicline NDA recently underwent an, non-Achieve related, FDA current Good Manufacturing Practices inspection and FDA made two observations related to solid oral dose manufacturing, which are being addressed through an ongoing communication with FDA of the company’s remedial action plan. While unclear, there is potential for a delay in FDA approval beyond the PDUFA targeted action date of June 20, 2026. We have partnered with a U.S.-based manufacturer, Adare Pharma Solutions, or Adare, to manufacture cytisinicline drug product for potential commercial launch and beyond and have commenced a technology transfer (see Note 11 "Related Party Transactions" in the accompanying consolidated financial statements). We expect the partnership with Adare to provide supply chain redundancy and U.S.-based contingency capacity, help decrease risks related to international importation of pharmaceuticals and reduce costs, including potential tariffs. By establishing U.S. manufacturing with Adare, we expect to decrease our supply chain risk as we progress toward commercial launch of cytisinicline, anticipated to take place in the first-half 2027.

We believe cytisinicline represents a unique opportunity to significantly impact global health by addressing the considerable unmet need among millions of smokers and e-cigarettes users. We believe cytisinicline is differentiated from existing smoking cessation treatments given its combination of efficacy, well-tolerated safety profile and dosing flexibility with a 6 or 12-week regimen, as demonstrated in clinical trials.

We believe we will be able to commercialize independently in the U.S. market by focusing our marketing and sales efforts on highly targeted prescriber and patient audiences. We are planning to launch by utilizing a well-established marketing technology infrastructure and embedding Artificial Intelligence, or AI, tools to enhance targeting, decision making, and performance metrics. Launch planning and readiness activities are underway, leveraging our integrated agency partnership with Omnicom, with teams established for key functional areas including market access, medical education, prescriber and patient marketing, and digital infrastructure. Additionally, field-based and virtual sales representatives will supplement digital promotional efforts.

We have no products approved for commercial sale and have not generated any revenue from product sales to date. We have never been profitable and have incurred operating losses in each year since inception. Our net loss was $54.6 million for the year ended December 31, 2025. As of December 31, 2025, we had an accumulated deficit of $260.2 million, cash, cash equivalents and marketable securities balance of $36.4 million and a positive working capital balance of $30.8 million. During the year ended December 31, 2025, net cash used in operations was $49.5 million.

Substantial doubt exists as to our ability to continue as a going concern. Our ability to continue as a going concern is subject to material uncertainty and dependent on our ability to obtain additional financing. For additional information, see the section titled “—Liquidity, Capital Resources and Going Concern.”

License & Supply Agreements

Sopharma License and Supply Agreements

We are party to a license agreement, or the Sopharma License Agreement, and a supply agreement, or the Sopharma Supply Agreement, with Sopharma. Pursuant to the Sopharma License Agreement, we were granted access to all available manufacturing, efficacy and safety data related to cytisinicline. Additional rights granted under the Sopharma License Agreement include the exclusive use of, and the right to sublicense, certain Sopharma patent rights and the trademark Tabex in all territories described in the Sopharma License Agreement. Under the Sopharma License Agreement, we agreed to pay a nonrefundable license fee. In addition, we agreed to make certain royalty payments equal to a mid-single digit percentage of all net sales of Tabex branded products in our territory during the term of the Sopharma License Agreement, including those sold by a third party pursuant to any sublicense which may be granted by us. We have agreed to coordinate with Sopharma in the defense against any actual or threatened infringement claims with respect to Tabex branded products. The Sopharma License Agreement will also terminate under customary termination provisions including bankruptcy or insolvency and material breach. To date, any amounts paid to Sopharma pursuant to the Sopharma License Agreement have been immaterial.

We communicated to Sopharma that we had concerns regarding their ability to pass an FDA pre-approval inspection and that if those concerns were not resolved, we planned to engage third-party manufacturers, and include such manufacturers in our NDA, until such time that Sopharma is able to pass an FDA inspection. In June 2025, we submitted our NDA, which included third-party manufacturers. Sopharma has alleged that our engagement of third-party manufacturers is a breach of our agreement, which we have disputed and have proposed steps to resolve.

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

As of December 31, 2025, the fair value of the contingent consideration was estimated to be $1.6 million as compared to $1.1 million as of December 31, 2024 (see Note 2 "Significant Accounting Policies, Sopharma Share Purchase Agreement Contingent Consideration" in the accompanying consolidated financial statements). We recognized losses of $0.4 million and $0.6 million for the years ended December 31, 2025 and 2024 respectively.

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

On January 22, 2018, we and the University of Bristol entered into an amendment to the University of Bristol License Agreement. Pursuant to the amended University of Bristol License Agreement we received exclusive rights for all human medicinal uses of cytisinicline across all therapeutic categories from the University of Bristol from research activities into cytisinicline and its derivatives. In consideration of rights granted by the amended University of Bristol License Agreement, we paid an initial amount of $37,500 and agreed to pay additional amounts of up to $1.7 million, in the aggregate, tied to a financing milestone and to specific clinical development and commercialization milestones, in addition to amounts under the original University of Bristol License Agreement. Additionally, if we successfully commercialize any product candidate subject to the amended University of Bristol License Agreement or to the original University of Bristol License Agreement, we will be responsible for royalty payments in the low-single digits and payments up to a percentage in the mid-teens of any sublicense income, subject to specified exceptions, based upon net sales of such licensed products. Through December 31, 2025, we have paid the University of Bristol $125,000 pursuant to the University of Bristol License Agreement.

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

General and Administrative Expenses

General and administrative expenses consist primarily of personnel costs related to executive, finance and accounting, and other administrative functions, as well as consulting costs, including commercial, corporate communications, market research, business consulting, human resources and intellectual property. Other costs include professional fees for legal and auditing services, insurance and facility costs.

Results of Operations

Years Ended December 31, 2025 and 2024

Research and Development Expenses

Our R&D expenses are devoted to our ongoing clinical development program, cytisinicline. R&D expenses for the years ended December 31, 2025 and 2024 were $23.0 million and $22.8 million, respectively. The increase in 2025 as compared to 2024 was primarily due to higher employee costs from increased headcount and higher manufacturing and supply chain costs associated with commercial launch preparation, including purchase of raw cytisinicline inventory expensed to R&D prior to regulatory approval. This was partially offset by lower clinical trial costs associated with the wind down of the ORCA-OL trial which was completed at the end of September 2025.

General and Administrative Expenses

General and administrative expenses for the years ended December 31, 2025 and 2024 were $31.9 million and $16.3 million, respectively. The increase in 2025 as compared to 2024 was primarily due to higher commercial launch preparation costs, which were $12.3 million in 2025 as compared to $1.2 million in 2024, and a $2.7 million increase in stock-based compensation expense in 2025 as compared to 2024.

Interest Income

Total interest income for the years ended December 31, 2025 and 2024 was $1.5 million and $2.4 million, respectively. The decrease in interest income for the year ended December 31, 2025 as compared to 2024 was primarily due to lower average cash balances throughout 2025 and lower interest rates.

Interest Expense

Total interest expense for the years ended December 31, 2025 and 2024 was $0.8 million and $2.2 million, respectively. The decrease in interest expense for the year ended December 31, 2025 as compared to the same period in 2024 was due to a lower principal balance on our New Convertible Term Loan, relative to the prior contingent convertible debt agreement with the Lenders, that bears only a monthly interest as a result of the debt refinancing under the New Debt Agreement (such terms as defined in "Liquidity and Capital Resources" below).

Change in fair value of contingent consideration

We determine the fair value of the contingent consideration using a probability based discounted cash flow model whereby we forecast the timing of the cash flow of the related future payment based on cytisinicline’s current clinical development phase and the remaining requirements for regulatory approval. Adjustments to the fair value of the contingent liabilities, other than payments, are recorded as a gain or loss in the Consolidated Statements of Loss and Comprehensive Loss (see Note 6 “Fair Value Measurements—Fair Value of Sopharma Share Purchase Agreement Contingent Consideration” in the accompanying consolidated financial statements).

For the years ended December 31, 2025 and 2024 we recognized losses of $0.4 million and $0.6 million, respectively.

Loss on extinguishment of 2023 Silicon Valley Bank convertible term loan

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

Liquidity, Capital Resources and Going Concern

We have incurred an accumulated deficit of $260.2 million through December 31, 2025, and we expect to incur substantial additional losses in the future as we operate our business and continue or expand our regulatory, manufacturing, commercialization and other R&D activities and other operations. We have not generated any revenue from product sales to date, and we may not generate product sales revenue in the near future, if ever. As of December 31, 2025, we had cash, cash equivalents and marketable securities of $36.4 million and a positive working capital balance of $30.8 million. For the year ended December 31, 2025, net cash used in operations was $49.5 million.

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

Substantial doubt exists as to our ability to continue as a going concern. Our ability to continue as a going concern is subject to material uncertainty and dependent on our ability to obtain additional financing. While we have historically financed our operations through equity offerings, debt financings, and government grants, the timing and amount of future financings may be impacted by macroeconomic conditions including uncertainty in the capital markets. There can be no assurance that financing from these or other sources will be available to us in the future. Without additional funds, we would be forced to delay, scale back or eliminate some of our commercialization and research and development, or R&D, activities or other operations and potentially delay product development in an effort to provide sufficient funds to continue our operations. If any of these events occurs, our ability to achieve our commercialization and development goals would be adversely affected.

Our current resources are insufficient to fund our planned operations for the next 12 months. We will continue to require substantial additional capital to continue our clinical development and commercialization activities. Accordingly, we will need to raise substantial additional capital from the sale of our securities, debt, partnering arrangements, non-dilutive fundraising or other financing transactions in order to continue to fund our operations and finance the remaining development and commercialization of our product candidate. The amount and timing of our future funding requirements will depend on many factors, including the pace of our commercialization activities and the pace and results of our clinical development efforts. The uncertainty with respect to our operations and the market generally may also make it challenging to raise additional capital on favorable terms, if at all. In addition, current macroeconomic conditions have caused uncertainty in various sectors, including the capital markets. Failure to raise capital as and when needed, on favorable terms or at all, will have a negative impact on our financial condition and our ability to prepare for commercialization and develop our product candidate. We expect our expenses to substantially increase over time in connection with our development, particularly as we prepare our commercialization activities and advance our product candidate in clinical development.

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

The New Convertible Term Loan matures on June 1, 2028. The first tranche of the New Convertible Term Loan, which was advanced on July 25, 2024, has an aggregate original principal amount of $10.0 million. The Lender made available to us, upon our request: (a) prior to October 31, 2025, a second tranche of the New Convertible Term Loan having an aggregate principal amount of $5.0 million in the event that we received written notice that the FDA had accepted for filing our NDA with respect to cytisinicline for a smoking cessation indication, or the Additional Term Loan Event I, and (b) on or prior to December 31, 2025, a third tranche of the New Convertible Term Loan having an aggregate principal amount of $5.0 million, subject to the Lender’s sole discretion.

In October 2025, pursuant to the New Debt Agreement and following the occurrence of the Additional Term Loan Event I as described therein, we drew down on the second tranche of the New Convertible Term Loan for an additional $5.0 million. We did not draw down on the third tranche of the New Convertible Term Loan and it expired and became unavailable on December 31, 2025.

Interest is calculated on the outstanding principal amount of the New Convertible Term Loan at a floating rate per annum equal to the greater of (i) 7.0% and (ii) the prime rate minus 1.0%, which interest shall be payable in cash monthly in arrears and shall be payable on the earlier to occur of (x) the first day of the first month following any extension of credit by the Lender for our credit, (y) the date of any prepayment pursuant to the New Debt Agreement, or (z) the maturity date. The New Convertible Term Loan will be “interest-only” until June 30, 2026.

Subject to certain terms and conditions, the conversion feature grants the Lender or, pursuant to an assignment, any designee thereof, or Conversion Right Holders, the right to convert part or all of the outstanding aggregate original principal amount of the New Convertible Term Loan, plus accrued and unpaid interest, into shares of our common stock at a conversion price equal to $7.00, subject to customary adjustment provisions. The Conversion Right Holders have the further right to convert part or all of the outstanding principal amount of the second tranche of the New Convertible Term Loan, plus accrued and unpaid interest, into shares of our common stock at a conversion price equal to the greater of (i) $4.854, subject to customary adjustment provisions, and (ii) the lower of (a) 150% of the average of the closing sale price of our common stock during the 10 trading days preceding the effective date of such tranche and (b) 150% of the closing sale price of our common stock on the trading day immediately preceding the effective date of such tranche.

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

Additionally, the outstanding principal of the New Convertible Term Loan, plus accrued and unpaid interest, will automatically be converted into shares of our common stock at the applicable conversion price on such date if any, when the closing price per share of our common stock has been equal to or greater than (a) in the case of the outstanding aggregate original principal amount of the New Convertible Term Loan, plus accrued and unpaid interest, $24.00 or, (b) in the case of the outstanding principal amount of the second tranche of the New Convertible Term Loan, plus accrued and unpaid interest, three times the applicable conversion price, in each case for the thirty consecutive trading days prior to such date, and the Liquidity Conditions (as defined in the New Debt Agreement) have been satisfied.

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

The New Debt Agreement contains customary affirmative and restrictive covenants, including covenants regarding the incurrence of additional indebtedness or liens, investments, transactions with affiliates, delivery of financial statements, payment of taxes, maintenance of insurance, dispositions of property, mergers or acquisitions, among other customary covenants. We are also restricted from paying dividends or making other distributions or payments on our capital stock, subject to limited exceptions. The New Debt Agreement also includes customary representations and warranties, events of default and termination provisions. The Lender may not engage in any short sales of, or other hedging transactions in, our common stock while any amounts are outstanding under the New Debt Agreement. As of December 31, 2025, we are in compliance with all covenants under the New Debt Agreement.

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

Cash Flows

Operating Activities

For the years ended December 31, 2025 and 2024, net cash used in operating activities was $49.5 million and $29.8 million, respectively. The increase in net cash used in operations in 2025 as compared to 2024 was due to higher R&D expenses associated with our ORCA-OL open-label safety trial, which was initiated in May 2024, continued at full enrollment throughout the majority of 2025, and was completed in September 2025.

Financing Activities

For the years ended December 31, 2025 and 2024 net cash provided by financing activities was $51.5 million and $48.5 million, respectively. Net cash provided by financing activities for the year ended December 31, 2025 relates to proceeds received from our June 2025 public offering, warrant exercises, and the drawdown of the second tranche of the New Convertible Term Loan. Net cash provided by financing activities for the year ended December 31, 2024 relates to proceeds received from our February 2024 registered direct offering, the New Convertible Term Loan associated with the refinancing transaction in July 2024, warrant exercises, and stock sales under our employee stock purchase plan. This was partially offset by repayment of our Convertible Term Loan associated with the refinancing transaction in July 2024.

Investing Activities

For the year ended December 31, 2025, net cash provided by investing activities was $6.1 million compared to net cash used in investing activities of $21.6 million in the year ended December 31, 2024. Net cash provided by, and used in, investing activities in 2025 and 2024 was due to transactions involving marketable securities in the normal course of business.

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

Inventory Costs

Inventoriable costs, such as manufacturing costs for our product candidate, cytisinicline, are expensed as incurred as research and development expenses prior to regulatory approval. If regulatory approval of a product is obtained and the approved product is commercially launched, we will begin capitalizing manufacturing costs related to the approved product into inventory.

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

Recent Accounting Standards

In November 2024, the Financial Accounting Standard Board, or FASB, issued ASU2024-03 “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” The standard will require additional disclosure of the nature of expenses included in the income statement in response to longstanding requests from investors for more information about an entity’s expenses. The new standard requires disclosures about specific types of expenses included in the expense captions presented on the face of the income statement as well as disclosures about selling expenses. ASU 2024-03 applies to all public business entities and is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods within annual reporting periods beginning after December 15, 2027. The requirements will be applied prospectively with the option for retrospective application. Early adoption is permitted. We are evaluating this standard to determine if adoption will have a material impact on our consolidated financial statements.

Recent Adopted Accounting Policies

In December 2023, FASB, issued ASU 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”. This guidance is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in ASU 2023-09 address investor requests for enhanced income tax information primarily through changes to disclosure regarding rate reconciliation and income taxes paid both in the United States. and in foreign jurisdictions. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024 on a prospective basis, with the option to apply the standard retrospectively. We adopted this standard and applied it retrospectively. The adoption of this standard did not have a significant impact on our financial position or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Achieve Life Sciences, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Achieve Life Sciences, Inc. and its subsidiaries (the Company) as of December 31, 2025 and 2024, and the related consolidated statements of loss and comprehensive loss, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America.

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

Contingent consideration arising from the Sopharma share purchase agreement

As described in Notes 2, 5 and 6 to the consolidated financial statements, in 2015 the Company entered into a Share Purchase Agreement with Sopharma AD to acquire 75% of the outstanding shares of Extab Corporation for $2.0 million in cash and $2.0 million in a deferred payment, contingent on regulatory approval of cytisinicline by the Federal Drug Administration or the European Medicines Agency. As of December 31, 2025, the fair value of the contingent consideration was estimated to be $1.6 million. Management determined the fair value of the contingent consideration using a probability based discounted cash flow model whereby management forecasted the timing of the cash flow of the related future payment based on cytisinicline’s current clinical development phase and the remaining requirements for regulatory approval. Management then discounted the expected payment amount to calculate the present value and then applied a probability of success in obtaining regulatory approval as of the valuation date.

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

Vancouver, Canada March 24, 2026

We have served as the Company's auditor since 2017.

Achieve Life Sciences, Inc.

Consolidated Balance Sheets

(In thousands, except per share and share amounts)

	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents [note 3 and note 6]	$20,929	$12,753
Marketable securities [note 6]	15,475	21,607
Prepaid expenses and other assets	3,292	2,107
Prepaid expenses and other assets - related parties [note 11]	193	—
Total current assets	39,889	36,467
Restricted cash and other assets [note 6 and note 7]	52	39
Right-of-use assets [note 12]	64	119
License agreement [note 4 and note 5]	751	974
Goodwill	1,034	1,034
Total assets	$41,790	$38,633
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$859	$1,950
Accounts payable - related parties [note 11]	8	—
Accrued liabilities other	598	573
Accrued liabilities other - related parties [note 11]	6	—
Accrued clinical liabilities	368	1,077
Accrued compensation	1,921	3,027
Current contingent consideration [note 5 and note 6]	1,557	—
Current portion of long-term obligations [note 12]	61	55
Current portion of convertible debt [note 6 and note 8]	3,704	—
Total current liabilities	9,082	6,682
Non-current liabilities:
Non-current portion of convertible debt [note 6 and note 8]	11,185	9,837
Non-current contingent consideration [note 5 and note 6]	—	1,149
Long-term obligations [note 12]	5	66
Total liabilities	20,272	17,734
Commitments and contingencies [note 12]
Stockholders' equity:
Series A convertible preferred stock, $0.001 par value, 9,158 shares designated, zero issued and outstanding at December 31, 2025 and December 31, 2024.	—	—
Series B convertible preferred stock, $0.001 par value, 6,256 shares designated, zero issued and outstanding at December 31, 2025 and December 31, 2024.	—	—
Common stock, $0.001 par value, 150,000,000 shares authorized, 53,233,988 and 34,685,072 issued and outstanding at December 31, 2025 and December 31, 2024, respectively.	121	103
Additional paid-in capital	281,613	226,343
Accumulated deficit	(260,226)	(205,578)
Accumulated other comprehensive income	10	31
Total stockholders' equity	21,518	20,899
Total liabilities and stockholders' equity	$41,790	$38,633
Going concern [note 1]

See accompanying notes.

Achieve Life Sciences, Inc.

Consolidated Statements of Loss and Comprehensive Loss

(In thousands, except per share and share amounts)

	Year Ended December 31,
	2025	2024	2023
EXPENSES
Research and development	$22,964	$22,817	$15,814
Research and development - related parties [note 11]	34	—	—
General and administrative	31,868	16,252	11,436
General and administrative - related parties [note 11]	14	—	—
Total operating expenses	54,880	39,069	27,250
OTHER INCOME (EXPENSE)
Interest income	1,495	2,356	825
Interest expense [note 8]	(819)	(2,180)	(2,853)
Change in fair value of contingent consideration [note 5 and note 6]	(408)	(621)	(528)
Loss on extinguishment of 2023 SVB convertible term loan [note 8]	—	(283)	—
Other income (expense)	(36)	(30)	(9)
Total other income (expense)	232	(758)	(2,565)
Net Loss	$(54,648)	$(39,827)	$(29,815)
OTHER COMPREHENSIVE INCOME (LOSS)
Net unrealized gain (loss) on securities	(21)	27	—
Total other comprehensive income (loss)	(21)	27	—
Comprehensive loss	$(54,669)	$(39,800)	$(29,815)
Basic and diluted net loss per common share [note 10 [i]]	$(1.25)	$(1.24)	$(1.50)
Shares used in computation of basic and diluted net loss per common share [note 10 [i]]	43,594,652	32,071,146	19,827,534

See accompanying notes.

Achieve Life Sciences, Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

						Accumulated
					Additional	Other		Total,
	Common Stock		Preferred Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance, December 31, 2022	17,897,029	87	—	—	144,148	4	(135,936)	8,303
Stock-based compensation expense	—	—	—	—	3,439	—	—	3,439
Shares issued on exercise of warrants	98,333	—	—	—	227	—	—	227
Financing costs relating to November 2022 private placement	—	—	—	—	(30)	—	—	(30)
Shares issued - May 2023 private placement	3,000,000	3	—	—	15,298	—	—	15,301
SVB convertible debt refinancing discount	—	—	—	—	1,074	—	—	1,074
Restricted stock unit settlements	139,750	—	—	—	—	—	—	—
Restricted stock unit settlements withheld and retired to treasury	(29,352)	—	—	—	(220)	—	—	(220)
Shares issued as settlement with trade vendor	60,000	—	—	—	273	—	—	273
Net loss	—	—	—	—	—	—	(29,815)	(29,815)
Balance, December 31, 2023	21,165,760	90	—	—	164,209	4	(165,751)	(1,448)
Stock-based compensation expense	—	—	—	—	5,325	—	—	5,325
Shares issued on exercise of warrants	295,126	—	—	—	682	—	—	682
Shares issued - February 2024 private placement	13,086,151	13	—	—	56,063	—	—	56,076
Restricted stock unit settlements	113,125	—	—	—	—	—	—	—
Restricted stock unit settlements withheld and retired to treasury	(23,733)	—	—	—	(114)	—	—	(114)
Shares issued under employee share purchase plan	48,643	—	—	—	178	—	—	178
Other comprehensive income	—	—	—	—	—	27	—	27
Net loss	—	—	—	—	—	—	(39,827)	(39,827)
Balance, December 31, 2024	34,685,072	103	—	—	226,343	31	(205,578)	20,899
Stock-based compensation expense	—	—	—	—	8,761	—	—	8,761
Shares issued on exercise of warrants	461,500	—	—	—	1,385	—	—	1,385
Shares issued - June 2025 public offering	15,000,000	15	—	—	41,123	—	—	41,138
Shares issued - June 2025 public offering exercise of overallotment option	1,419,896	1	—	—	4,003	—	—	4,004
Restricted stock unit settlements	1,667,520	2	—	—	(2)	—	—	—
Other comprehensive income	—	—	—	—	—	(21)	—	(21)
Net loss	—	—	—	—	—	—	(54,648)	(54,648)
Balance, December 31, 2025	53,233,988	121	—	—	281,613	10	(260,226)	21,518

See accompanying notes.

Achieve Life Sciences, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2025	2024	2023
Operating Activities:
Net loss	$(54,648)	$(39,827)	$(29,815)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization [note 4]	228	229	228
Stock-based compensation [note 10[c], note 10[d], note 10[e] and note 10[f]]	8,761	5,325	3,439
Shares issued as settlement with trade vendor	—	—	273
Accrued interest on SVB convertible debt [note 8]	—	799	1,216
Amortization of 2024 SVB convertible term loan transaction costs [note 8]	52	23	—
Accretion of discount on modification of debt [note 8]	—	365	430
Loss on extinguishment of 2023 SVB convertible term loan [note 8]	—	283	—
Change in fair value of contingent consideration [note 4 and note 5]	408	621	528
Changes in operating assets and liabilities:
Grant receivable	—	111	(6)
Prepaid expenses and other assets	(1,204)	(765)	1,176
Prepaid expenses and other assets - related parties [note 11]	(193)	—	—
Accounts payable	(1,091)	1,332	(1,042)
Accounts payable - related parties [note 11]	8	—	—
Accrued liabilities other	25	222	(32)
Accrued liabilities other - related parties [note 11]	6	—	—
Accrued clinical liabilities	(709)	797	(1,449)
Accrued compensation	(1,108)	716	633
Lease obligation	—	(1)	(58)
Net cash used in operating activities	(49,465)	(29,770)	(24,479)
Financing Activities:
Proceeds from exercise of warrants [note 10[g]]	1,385	682	227
Proceeds from employee stock purchase plan [note 10[e]]	—	178	—
Taxes paid related to net share settlement of equity awards	—	(114)	(220)
Proceeds from the November 2022 private placement, net of issuance costs [note 10[b]]	—	—	(30)
Proceeds from May 2023 private placement, net of issuance costs [note 10[b]]	—	—	15,301
Proceeds from February 2024 registered direct offering, net of issuance costs [note 10[b]]	—	56,076	—
Proceeds from June 2025 public offering, net of issuance costs [note 10b]	41,138	—	—
Proceeds from June 2025 public offering exercise of overallotment option, net of issuance costs [note 10b]	4,004	—	—
Repayment of 2023 SVB convertible term loan [note 6 and note 8]	—	(18,109)	—
Receipt of 2024 SVB convertible term loan less transaction costs [note 6 and note 8]	—	9,814	—
Receipt of 2024 SVB convertible term loan second tranche [note 6 and note 8]	5,000	—	—
Net cash provided by financing activities	51,527	48,527	15,278
Investing Activities:
Purchase of property and equipment	(3)	—	(21)
Loss on disposal of property and equipment	(1)	—	—
Realized gain on investments	4	—	—
Purchase of investments	(24,755)	(47,887)	—
Maturities of investments	30,866	26,307	—
Net cash provided by (used in) investing activities	6,111	(21,580)	(21)
Effect of exchange rate changes on cash	3	—	(3)
Net increase (decrease) in cash, cash equivalents and restricted cash	8,176	(2,823)	(9,225)
Cash, cash equivalents and restricted cash at beginning of year	12,773	15,596	24,821
Cash, cash equivalents and restricted cash at end of year	$20,949	$12,773	$15,596

See accompanying notes.

Achieve Life Sciences, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share and share amounts)

1. NATURE OF BUSINESS, BASIS OF PRESENTATION AND GOING CONCERN UNCERTAINTY

Achieve Life Sciences, Inc. (referred to as “Achieve,” “we,” “us,” or “our”) is a late-stage clinical specialty pharmaceutical company with the sole mission to address the global nicotine dependence epidemic through the development and commercialization of cytisinicline. We were incorporated in the state of Delaware, and operate out of Bothell, Washington and Vancouver, British Columbia.

Going Concern Uncertainty

The accompanying financial statements have been prepared assuming we will continue to operate as a going concern, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business.

We have historically experienced recurring losses from operations and have incurred an accumulated deficit of $260.2 million through December 31, 2025. As of December 31, 2025, we had cash, cash equivalents and marketable securities of $36.4 million and a positive working capital balance of $30.8 million. For the year ended December 31, 2025, we incurred a net loss of $54.6 million and net cash used in operating activities was $49.5 million.

Substantial doubt exists as to our ability to continue as a going concern. Our ability to continue as a going concern is subject to material uncertainty and dependent on our ability to obtain additional financing. While we have historically financed our operations through equity offerings, debt financings, and government grants, the timing and amount of future financings may be impacted by macroeconomic conditions including uncertainty in the capital markets. There can be no assurance that financing from these or other sources will be available to us in the future. Without additional funds, we would be forced to delay, scale back or eliminate some of our commercialization and research and development, or R&D, activities or other operations and potentially delay product development in an effort to provide sufficient funds to continue our operations. If any of these events occurs, our ability to achieve our commercialization and development goals would be adversely affected.

Our current resources are insufficient to fund our planned operations for the next 12 months. We will continue to require substantial additional capital to continue our clinical development and commercialization activities. Accordingly, we will need to raise substantial additional capital from the sale of our securities, debt, partnering arrangements, non-dilutive fundraising or other financing transactions in order to continue to fund our operations and finance the remaining development and commercialization of our product candidate. The amount and timing of our future funding requirements will depend on many factors, including the pace of our commercialization activities and the pace and results of our clinical development efforts. The uncertainty with respect to our operations and the market generally may also make it challenging to raise additional capital on favorable terms, if at all. In addition, current macroeconomic conditions have caused uncertainty in various sectors, including the capital markets. Failure to raise capital as and when needed, on favorable terms or at all, will have a negative impact on our financial condition and our ability to prepare for commercialization and develop our product candidate. We expect our expenses to substantially increase over time in connection with our ongoing activities, particularly as we prepare our commercialization activities and advance our product candidate in clinical development.

We are required to keep substantially all of our cash and cash equivalents with a single financial institution, Silicon Valley Bank, or SVB, a division of First-Citizens Bank & Trust Company, or FCB, as required by the covenants of our New Debt Agreement (Note 3 – Financial Instruments and Risk - Concentration of Cash and Cash Equivalents Risk and Note 8 – Convertible Debt).

Our commercial bank balances exceed federal insurance limits. We have not experienced any losses in our cash and cash equivalents for the years ended December 31, 2025 and 2024.

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

2. ACCOUNTING POLICIES

Significant Accounting Policies

Use of Estimates

The preparation of consolidated financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and notes thereto. Actual results could differ from these estimates. Estimates and assumptions principally relate to estimates of contingent considerations, the initial fair value and forfeiture rates of stock options issued to employees and consultants, the estimated compensation cost on performance restricted stock unit awards, clinical trial and manufacturing accruals, estimated useful lives of property, plant, equipment and intangible assets, estimates and assumptions in goodwill impairment assessment, estimates and assumptions in the fair value of of the convertible debt and estimates and assumptions in contingent liabilities.

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

Leases

We account for our lease agreements in accordance with ASC Topic 842, "Leases." All leases are classified as operating leases. Right-of-use lease assets represent the right to use an underlying asset during the lease term, and the lease liabilities represent the commitment to make lease payments arising from the lease. Operating lease assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. When an implicit rate is not readily determinable, an incremental borrowing rate is estimated based on information available at commencement. Lease expense is recognized on a straight-line basis over the lease term. Short-term leases of twelve months or less at commencement date are expensed on a straight-line basis over the lease term.

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

Inventory Costs

Inventoriable costs, such as manufacturing costs for our product candidate, cytisinicline, are expensed as incurred as research and development expenses prior to regulatory approval. If regulatory approval of a product is obtained and the approved product is commercially launched, we will begin capitalizing manufacturing costs related to the approved product into inventory.

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

We view our operations and manage our business as one operating segment, dedicated to the development and commercialization of cytisinicline for nicotine dependence, with operations located in Canada, the United States and the U.K.

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

Recent Accounting Standards

In November 2024, the Financial Accounting Standards Board, or FASB, issued ASU 2024-03 "Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses." The standard will require additional disclosure of the nature of expenses included in the income statement in response to longstanding requests from investors for more information about an entity’s expenses. The new standard requires disclosures about specific types of expenses included in the expense captions presented on the face of the income statement as well as disclosures about selling expenses. ASU2024-03 applies to all public business entities and is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods within annual reporting periods beginning after December 15, 2027. The requirements will be applied prospectively with the option for retrospective application. Early adoption is permitted. We are evaluating this standard to determine if adoption will have a material impact on our consolidated financial statements.

Recent Adopted Accounting Policies

In December 2023, the FASB issued ASU 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” This guidance is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in ASU 2023-09 address investor requests for enhanced income tax information primarily through changes to disclosure regarding rate reconciliation and income taxes paid both in the United States. and in foreign jurisdictions. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024 on a prospective basis, with the option to apply the standard retrospectively. We adopted this standard and applied it retrospectively. The adoption of this standard did not have a significant impact on our financial position or results of operations.

3. FINANCIAL INSTRUMENTS AND RISK

Concentration of Cash and Cash Equivalents Risk

We place our cash primarily in commercial checking accounts with various financial institutions. As of December 31, 2025, approximately $0.2 million of our cash and $2.2 million of our cash equivalents (Note 6 – Fair Value Measurements) is held in a single financial institution, SVB, as required by the covenants of our New Debt Agreement (Note 8 – Convertible Debt). Our commercial bank balances exceed federal insurance limits.

We have not experienced any losses in our cash and cash equivalents for the years ended December 31, 2025 and 2024.

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

We invest our excess cash in accordance with investment guidelines, which limit our credit exposure for securities to any one financial institution or corporation other than securities issued by the U.S. government. We only invest in A (or equivalent) rated securities with maturities of one year or less. These securities generally mature within one year or less and in some cases are not collateralized. At December 31, 2025 the average days to maturity of our portfolio of cash equivalents and marketable securities was 37 days. We do not use derivative instruments to hedge against any of these financial risks.

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

The components of intangible assets were as follows (in thousands):

	December 31, 2025			December 31, 2024
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Value	Amortization	Value	Value	Amortization	Value
License Agreements	$3,117	$(2,366)	$751	$3,117	$(2,143)	$974

For the years ended December 31, 2025, 2024 and 2023, we recorded license agreement amortization expense of $0.2 million, $0.2 million and $0.2 million, respectively. The following table outlines the estimated future amortization expense related to intangible assets held as of December 31, 2025:

Year Ending December 31,
2026	223
2027	223
2028	223
2029	82
Total	$751

We evaluate the carrying amount of intangible assets periodically by taking into account events or circumstances that may warrant revised estimates of useful life or that indicate the asset may be impaired. We conducted an analysis of potential impairment indicators for long lived assets, including the license and supply agreements for the active pharmaceutical ingredient cytisinicline, and concluded that there were no indicators of impairment identified as of December 31, 2025.

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

We communicated to Sopharma that we had concerns regarding their ability to pass an FDA pre-approval inspection and that if those concerns were not resolved, we planned to engage third-party manufacturers, and include such manufacturers in our NDA, until such time that Sopharma is able to pass an FDA inspection. In June 2025, we submitted our NDA, which included third-party manufacturers. Sopharma has alleged that our engagement of third-party manufacturers is a breach of our agreement, which we have disputed and have proposed steps to resolve.

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

As of December 31, 2025, the fair value of the contingent consideration was estimated to be $1.6 million (see Note 2, "Significant Accounting Policies, Sopharma Share Purchase Agreement Contingent Consideration"). We recognized losses of $0.4 million, $0.6 million and $0.5 million for the years ended December 31, 2025, 2024 and 2023, respectively.

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

On January 22, 2018, we and the University of Bristol entered into an amendment to the University of Bristol License Agreement. Pursuant to the amended University of Bristol License Agreement, we received exclusive rights for all human medicinal uses of cytisinicline across all therapeutic categories from the University of Bristol from research activities into cytisinicline and its derivatives. In consideration of rights granted by the amended University of Bristol License Agreement, we agreed to pay an initial amount of $37,500 upon the execution of the amended University of Bristol License Agreement, and additional amounts of up to $1.7 million, in the aggregate, tied to a financing milestone and to specific clinical development and commercialization milestones resulting from activities covered by the amended University of Bristol License Agreement, in addition to amounts under the original University of Bristol License Agreement of up to $3.2 million in the aggregate, tied to specific financing, development and commercialization milestones. Additionally, if we successfully commercialize any product candidate subject to the amended University of Bristol License Agreement or to the original University of Bristol License Agreement, we will be responsible, as provided in the original University of Bristol License Agreement, for royalty payments in the low-single digits and payments up to a percentage in the mid-teens of any sublicense income, subject to specified exceptions, based upon net sales of such licensed products. Up to December 31, 2025, we had paid the University of Bristol $125,000 pursuant to the University of Bristol License Agreement.

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

Financial Instruments

The following tables present information about our assets and liabilities that are measured at fair value on a recurring basis, and indicate the fair value hierarchy of the valuation techniques we utilized to determine such fair value (in thousands):

December 31, 2025	Level 1	Level 2	Level 3	Total
Assets
Money market securities (cash equivalents)	$18,276	$—	$—	$18,276
Commercial paper (cash equivalents)	—	1,994	—	1,994
Restricted cash	20	—	—	20
US government securities	—	3,975	—	3,975
Corporate bonds	—	7,523	—	7,523
Commercial paper (marketable securities)	—	3,977	—	3,977
Total assets	$18,296	$17,469	$—	$35,765
Liabilities
Convertible debt	$—	14,320	$—	$14,320
Contingent consideration	—	—	1,557	1,557
Total liabilities	$—	$14,320	$1,557	$15,877

December 31, 2024	Level 1	Level 2	Level 3	Total
Assets
Money market securities (cash equivalents)	$12,135	$—	$—	$12,135
Restricted cash	20	—	—	20
US government securities	—	9,473	—	9,473
Corporate bonds	—	12,134	—	12,134
Total assets	$12,155	$21,607	$—	$33,762
Liabilities
Convertible debt	$—	$9,430	$—	$9,430
Contingent consideration	—	—	1,149	1,149
Total liabilities	$—	$9,430	$1,149	$10,579

Money Market Securities

Money market securities are classified within Level 1 of the fair value hierarchy and are valued based on quoted prices in active markets for identical securities.

Cash, cash equivalents and restricted cash consist of the following (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
December 31, 2025	Cost	Gains	Losses	Fair Value
Money market securities	18,276	—	—	18,276
Total cash and cash equivalents	$18,276	$—	$—	$18,276
Money market securities (restricted cash)	20	—	—	20
Total restricted cash	$20	$—	$—	$20

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
December 31, 2024	Cost	Gains	Losses	Fair Value
Money market securities	12,135	—	—	12,135
Total cash and cash equivalents	$12,135	$—	$—	$12,135
Money market securities (restricted cash)	20	—	—	20
Total restricted cash	$20	$—	$—	$20

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

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
December 31, 2025	Cost	Gains	Losses	Fair Value
Commercial paper (cash equivalents)	1,994	—	—	1,994
Total cash and cash equivalents	$1,994	$—	$—	$1,994
US government securities	3,973	2	—	3,975
Corporate bonds	7,520	3	—	7,523
Commercial paper	3,976	1	—	3,977
Total marketable securities	$15,469	$6	$—	$15,475

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
December 31, 2024	Cost	Gains	Losses	Fair Value
US government securities	$9,461	$—	$12	$9,473
Corporate bonds	12,119	—	15	12,134
Total marketable securities	$21,580	$—	$27	$21,607

Fair Value of Long-Term Debt

Convertible Debt

The principal amount, carrying value and related estimated fair value of our convertible debt reported in the consolidated balance sheets as of December 31, 2025 and December 31, 2024 was as follows (in thousands). The aggregate fair value of the principal amount of the convertible debt is a Level 2 fair value measurement.

	December 31, 2025			December 31, 2024
	Principal	Carrying	Fair	Principal	Carrying	Fair
	Amount	Value	Value	Amount	Value	Value
2024 SVB Convertible Debt	$15,000	$14,889	$14,320	$10,000	$9,837	$9,430

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

An increase in the discount rate and decrease in the probability of success will result in a decrease in the fair value of the contingent consideration. Conversely, a decrease in the discount rate and increase in the probability of success will result in an increase in the fair value of the contingent consideration. At December 31, 2025 the risk adjusted discount rate was 30.8% and the probability of success was 90.6%. Adjustments to the fair value of the contingent liabilities, other than payments, are recorded as a gain or loss in the Consolidated Statements of Loss and Comprehensive Loss.

The following table presents the changes in fair value of our total Level 3 financial liabilities for the year ended December 31, 2025 (in thousands):

	Opening
	Balance at	Change in	Balance at
(in thousands)	December 31, 2024	Fair Value	December 31, 2025
Contingent consideration	$1,149	$408	$1,557

7. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following (in thousands):

		Accumulated	Net Book
	Cost	Depreciation	Value
December 31, 2025
Computer equipment	$114	$111	$3
Furniture and fixtures	28	28	—
Leasehold improvements	25	25	—
Computer software	77	77	—
Equipment under capital lease	12	12	—
Total property and equipment	$256	$253	$3
December 31, 2024
Computer equipment	$114	$108	$6
Furniture and fixtures	28	28	—
Leasehold improvements	25	25	—
Computer software	77	75	2
Equipment under capital lease	12	12	—
Total property and equipment	$256	$248	$8

8. CONVERTIBLE DEBT

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

The New Convertible Term Loan matures on June 1, 2028. The first tranche of the New Convertible Term Loan, which was advanced on July 25, 2024, has an aggregate original principal amount of $10.0 million. The Lender made available to us, upon our request: (a) prior to October 31, 2025, a second tranche of the New Convertible Term Loan having an aggregate principal amount of $5.0 million in the event that we received written notice that the FDA had accepted for filing our NDA with respect to cytisinicline for a smoking cessation indication, or the Additional Term Loan Event I, and (b) on or prior to December 31, 2025, a third tranche of the New Convertible Term Loan having an aggregate principal amount of $5.0 million, subject to the Lender’s sole discretion.

In October 2025, pursuant to the New Debt Agreement and following the occurrence of the Additional Term Loan Event I (as described therein), we drew down on the second tranche of the New Convertible Term Loan for an additional $5.0 million. We did not draw down on the third tranche of the New Convertible Term Loan and it expired and became unavailable on December 31, 2025.

Interest is calculated on the outstanding principal amount of the New Convertible Term Loan at a floating rate per annum equal to the greater of (i) 7.0% and (ii) the prime rate minus 1.0%, which interest shall be payable in cash monthly in arrears and shall be payable on the earlier to occur of (x) the first day of the first month following any extension of credit by the Lender for our credit, (y) the date of any prepayment pursuant to the New Debt Agreement, or (z) the maturity date. The New Convertible Term Loan will be “interest-only” until June 30, 2026.

Subject to certain terms and conditions, the conversion feature grants the Lender or, pursuant to an assignment, any designee thereof, or Conversion Right Holders, the right to convert part or all of the outstanding aggregate original principal amount of the New Convertible Term Loan, plus accrued and unpaid interest, into shares of our common stock at a conversion price equal to $7.00, subject to customary adjustment provisions. The Conversion Right Holders have the further right to convert part or all of the outstanding principal amount of the second tranche of the New Convertible Term Loan, plus accrued and unpaid interest, into shares of our common stock at a conversion price equal to the greater of (i) $4.854, subject to customary adjustment provisions, and (ii) the lower of (a) 150% of the average of the closing sale price of our common stock during the 10 trading days preceding the effective date of such tranche and (b) 150% of the closing sale price of our common stock on the trading day immediately preceding the effective date of such tranche.

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

Additionally, the outstanding principal of the New Convertible Term Loan, plus accrued and unpaid interest, will automatically be converted into shares of our common stock at the applicable conversion price on such date if any, when the closing price per share of our common stock has been equal to or greater than (a) in the case of the outstanding aggregate original principal amount of the New Convertible Term Loan, plus accrued and unpaid interest, $24.00 or, (b) in the case of the outstanding principal amount of the second tranche of the New Convertible Term Loan, plus accrued and unpaid interest, three times the applicable conversion price, in each case for the thirty consecutive trading days prior to such date, and the Liquidity Conditions (as defined in the New Debt Agreement) have been satisfied.

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

The New Debt Agreement contains customary affirmative and restrictive covenants, including covenants regarding the incurrence of additional indebtedness or liens, investments, transactions with affiliates, delivery of financial statements, payment of taxes, maintenance of insurance, dispositions of property, mergers or acquisitions, among other customary covenants. We are also restricted from paying dividends or making other distributions or payments on our capital stock, subject to limited exceptions. The New Debt Agreement also includes customary representations and warranties, events of default and termination provisions. The Lender may not engage in any short sales of, or other hedging transactions in, our common stock while any amounts are outstanding under the New Debt Agreement. As of December 31, 2025, we are in compliance with all covenants under the New Debt Agreement.

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

As of December 31, 2025, the New Convertible Term Loan balance was comprised of the following (in thousands):

	Year Ended
	December 31,
	2025	2024
New Convertible Term Loan Information
Principal	$15,000	$10,000
Transaction costs	(186)	(186)
Amortization of transaction costs	75	23
	14,889	9,837

9. INCOME TAX

[a] We are a Delaware incorporated company subject to U.S. Federal statutory rates for December 31, 2025, 2024 and 2023 of 21%. For the purposes of estimating the tax rate in effect at the time that deferred tax assets and liabilities are expected to reverse, management uses the furthest out available future tax rate in the applicable jurisdictions.

U.S. and foreign components of income (loss) before income taxes were as follows (in thousands):

	2025	2024	2023
U.S.	$(54,192)	$(39,532)	$(28,982)
Foreign	(456)	(295)	(833)
Income (loss) before income taxes	$(54,648)	$(39,827)	$(29,815)

Income tax expense/(recovery) consisted of the following (in thousands):

	2025		2024		2023
Income tax recovery at U.S. federal statutory income tax rate	$(11,476)	21.0%	$(8,364)	21.0%	$(6,261)	21.0%
Domestic state & local income tax, net of federal income tax effect	—	0.0%	—	0.0%	—	0.0%
Foreign tax effects
Canada
Impact of tax attribute expirations	2,312	-4.2%	—	0.0%	—	0.0%
Changes in valuation allowance	(2,278)	4.2%	31	-0.1%	40	-0.1%
Other	61	-0.1%	(6)	0.0%	(9)	0.0%
Other foreign jurisdictions	1	0.0%	37	-0.1%	144	-0.5%
Enactment of new tax laws	—	0.0%	—	0.0%	—	0.0%
Effect of cross-border laws	—	0.0%	—	0.0%	—	0.0%
Tax credits
Research and development tax credits	(839)	1.5%	(1,084)	2.7%	(1,643)	5.5%
Other	—	0.0%	—	0.0%	—	0.0%
Changes in valuation allowance	10,860	-19.9%	8,527	-21.4%	7,243	-24.3%
Non-taxable or non-deductible items
Stock Based Compensation	1,077	-2.0%	610	-1.5%	360	-1.2%
Other	265	-0.5%	293	-0.7%	116	-0.4%
Changes in unrecognized tax benefits	—	0.0%	—	0.0%	—	0.0%
Other	17	0.0%	(44)	0.1%	10	0.0%
Income tax expense/(recovery)	$—	0.0%	$—	0.0%	$—	0.0%

[b] The tax effects of the temporary differences and carryforwards that give rise to deferred tax assets and liabilities are as follows (in thousands):

	2025	2024
Deferred tax assets
Net operating loss carryforwards	$64,863	$54,553
Research and development credits	12,416	11,800
Stock based compensation	1,594	1,535
Capitalized R&D expenses	10,572	12,840
Other, net	1,263	1,432
Total deferred tax assets	90,708	82,160
Valuation allowance	(90,425)	(81,830)
Net deferred tax assets	283	330
Deferred tax liabilities
Other	(283)	(330)
Total deferred tax liabilities	(283)	(330)

Net deferred tax liabilities	—	—

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

Due to the uncertainty surrounding the realization of deductible tax attributes in future tax returns, we have recorded a valuation allowance for deferred tax assets of $90.4 million to reduce the DTAs to zero as of December 31, 2025. The valuation allowance increased by approximately $8.6 million during the year ended December 31, 2025. The amount of the DTA considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as our projections for growth.

We have total net operating loss carryforwards for federal tax purposes of approximately $175.3 million ($116.8 million—2024) as of December 31, 2025, some of which will begin to expire in 2029. Approximately $165.2 million of the federal net operating losses will carryforward indefinitely. Federal net operating losses generated after January 1, 2018 were originally available to offset 80% of taxable income for any given future tax year and will be carried forward indefinitely. We have research and development tax credit carryforwards of approximately $6.0 million ($5.1 million—2024) as of December 31, 2025, which will begin to expire in 2037. The operating loss carryforwards and research and development tax credits may be limited due to a change in control in our ownership as defined by the Internal Revenue Code, or IRC, Section 382. Sections 382 and 383 of the IRC limit the utilization of tax attribute carryforwards that arise prior to certain cumulative changes in a corporation's ownership. Our attribute carryforwards may be limited due to a change of control in ownership as defined by Section 382. Due to the existence of the valuation allowance, future changes in our unrecognized tax benefits will not impact our effective tax rate. Any future changes in our ownership may limit the use of such carryforward benefits.

Our effective income tax rate for the periods presented differ from the statutory rate of 21% primarily due to current year net losses and the full valuation allowance on the U.S. deferred tax assets. We file income tax returns in the United States, Canada, and the United Kingdom, or U.K. At December 31, 2025, we have Canadian non-capital loss carryforwards of $100.0 million ($107.3 million—2024) and research tax credits of $1.9 million ($2.7 million—2024), both of which will begin to expire in 2026. In addition, we have unclaimed tax deductions of approximately $15.8 million related to scientific research and experimental development expenditures available to carry forward indefinitely to reduce Canadian taxable income of future years. The U.K. net operating loss carryforwards of $4.2 million (2024—$4.2 million) will carry forward indefinitely. As of December 31, 2025 and 2024, there are no tax penalties or accrued interest recorded in the financial statements.

The components of cash income taxes paid net of refunds are as follows (in thousands):

Year ended
December 31,
	2025	2024	2023
Federal	$—	$—	$—
State and local	—	—	—
Foreign	—	—	—
Total	$—	$—	$—

[c] A reconciliation of the unrecognized tax benefits of uncertain tax positions for the year ended December 31, 2025 is as follows (in thousands):

	Year ended
	December 31,
	2025	2024	2023
Gross unrecognized tax benefits at January 1	$761	$761	$761
Additions (reductions) from tax positions taken in prior years	—	—	—
Additions (reductions) from tax positions taken in the current year	—	—	—
Tax settlements	—	—	—
Gross unrecognized tax benefits at December 31	$761	$761	$761

As of December 31, 2025, unrecognized benefits of approximately $0.8 million, if recognized, would affect our effective tax rate, and would reduce our deferred tax assets. Due to the existence of the valuation allowance, future changes in unrecognized tax benefits will have no impact on our effective tax rate. We do not anticipate that there will be a substantial change in unrecognized tax benefits within the next 12 months.

Our accounting policy is to treat interest and penalties relating to unrecognized tax benefits as a component of income taxes. As of December 31, 2025 and December 31, 2024 we had no accrued interest and penalties related to income taxes.

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

Tax	Years open to
Jurisdiction	examination
Canada	2021 to 2025
United Kingdom	2019 to 2025
US	2022 to 2025

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

In a concurrent private placement, we issued unregistered warrants to purchase up to 13,086,151 shares of common stock at an exercise price of $4.906 per share (provided, however, that the purchaser may elect to exercise the warrants for pre-funded warrants in lieu of shares of common stock at an exercise price of $4.906, minus $0.001, the exercise price of each pre-funded warrant). These warrants are immediately exercisable for shares of common stock or pre-funded warrants in lieu thereof, and expired in October 2025 on the date 30 days after our public disclosure of the acceptance of an NDA filing for cytisinicline by the FDA in a Day 74 Letter or equivalent correspondence. The shares of common stock issuable upon exercise of the warrants (or pre-funded warrants, as applicable) were subsequently registered pursuant to our registration statement on Form S-3, which was declared effective on May 6, 2024.

The registered direct offering raised total gross proceeds of approximately $60.0 million, and after deducting approximately $3.9 million in placement agent fees and offering expenses, we received net proceeds of approximately $56.1 million.

Jefferies Open Market Sale Agreement

On September 27, 2024, we entered into an Open Market Sale Agreement, or Sale Agreement, with Jefferies LLC, or Jefferies, as sales agent, to establish an at-the-market offering program through which we may sell shares of our common stock with an aggregate offering price of up to $50.0 million. On November 6, 2025, the Sale Agreement with Jeffries was terminated and no further sales of our common stock were made pursuant to the Sale Agreement.

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

Equity Award Issuances and Settlements

During the year ended December 31, 2025, we did not issue any shares of common stock to satisfy stock option exercises and we issued 1,667,520 shares of common stock to satisfy restricted stock unit settlements. During the year ended December 31, 2024, we did not issue any shares of common to satisfy stock option exercises and we issued 113,125 shares of common stock to satisfy restricted stock unit settlements.

[c] Equity Awards

2024 Equity Inducement Plan

As of December 31, 2025, we had reserved, pursuant to the 2024 Equity Inducement Plan, 1,082,000 shares of common stock for issuance upon exercise of stock options and settlement of restricted stock units by employees, of which 637,000 shares were reserved for options currently outstanding and 445,000 shares were available for future equity grants.

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

2023 Non-Employee Director Equity Incentive Plan

As of December 31, 2025, we had reserved, pursuant to the 2023 Non-Employee Director Equity Incentive Plan, or the 2023 Non-Employee Director Plan, 300,000 shares of common stock for issuance upon exercise of stock options by non-employee directors, of which 290,250 shares were reserved for options currently outstanding and 9,750 shares were available for future equity grants.

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

2018 Equity Incentive Plan

As of December 31, 2025, we had reserved, pursuant to the 2018 Equity Incentive Plan, or the 2018 Plan, 2,902,149 shares of our common stock for issuance upon exercise of stock options and settlement of restricted stock units by employees, directors, officers and consultants of ours, of which 1,667,405 were reserved for options currently outstanding, 1,084,330 for restricted stock units currently outstanding, and 150,414 were available for future equity grants.

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

New Employee Inducement Grants

We grant stock options as a material inducement to new employees for entering into employment agreements with us in accordance with Nasdaq Listing Rule 5635(c)(4). The stock options approved under the inducement grants are issued pursuant to a stock option agreement on terms substantially similar to the 2018 Plan. The exercise price of the options is determined by our board of directors but will be at least equal to the fair value of the common shares at the grant date. The options vest in accordance with terms as determined by our Board. The expiration date for each option is set by our Board with a maximum expiration date of ten years from the date of grant. For the year ended December 31, 2025, we did not grant stock options to new employees under Nasdaq Listing Rule 5635(c)(4). As of December 31, 2025, 125,000 stock options granted as new employee inducement grants were outstanding.

2017 Equity Incentive Plan

As of December 31, 2025, we had reserved, pursuant to the 2017 Equity Incentive Plan, or the 2017 Plan, 10,536 shares of our common stock for issuance upon exercise of stock options, currently outstanding, by employees, directors and officers of ours. Upon the effectiveness of our 2018 Plan, we ceased granting equity awards under our 2017 Plan.

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

2010 Performance Incentive Plan

As of December 31, 2025, we had reserved, pursuant to the 2010 Performance Incentive Plan, or the 2010 Plan, 20 shares of our common stock for issuance upon exercise of stock options, currently outstanding, by employees, directors, officers and consultants of ours.

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

The estimated fair value of stock options granted in the respective periods was determined using the Black-Scholes option pricing model using the following weighted average assumptions:

	2025	2024
Risk-free interest rates	3.93%	4.00%
Expected dividend yield	0%	0%
Expected life	5.89 years	5.74 years
Expected volatility	79.72%	87.40%
Forfeiture rate	0%	0%

The weighted average fair value of stock options granted during the year ended December 31, 2025 was $3.81.

The results for the periods set forth below included stock-based compensation expense in the following expense categories of the consolidated statements of loss (in thousands):

	Year ended
	December 31,
	2025	2024	2023
Research and development	$2,515	$1,736	$1,122
General and administrative	6,246	3,589	2,317
Total stock-based compensation	$8,761	$5,325	$3,439

Stock option transactions and the number of stock options outstanding are summarized below:

	Number of	Weighted
	Optioned	Average
	Common	Exercise
	Shares	Price
Balance, January 1, 2025	2,139,414	$9.18
Granted	929,500	3.81
Expired	(322,203)	11.64
Forfeited	(16,500)	6.46
Balance, December 31, 2025	2,730,211	$7.08

The following table summarizes information about stock options outstanding at December 31, 2025 regarding the number of ordinary shares issuable upon: (1) outstanding options and (2) vested options.

(1) Number of common shares issuable upon exercise of outstanding options:

			Weighted-
			Average
			Remaining
		Weighted-	Contractual
		Average	Life
Exercise Prices	Number of Options	Exercise Price	(in years)
$3.10 - $3.10	321,000	$3.10	9.75
$3.11 - $4.18	313,500	3.62	9.27
$4.19 - $4.54	236,000	4.52	8.75
$4.55 - $4.67	388,500	4.55	8.06
$4.68 - $4.84	295,000	4.78	9.92
$4.85 - $4.99	307,250	4.90	7.07
$5.00 - $6.15	219,750	5.92	7.25
$6.16 - $8.43	269,450	7.84	6.01
$8.44 - $12.60	165,280	10.66	4.59
$12.61 - $2,200.00	214,481	29.22	4.62
	2,730,211	$7.08	7.80

(2) Number common shares issuable upon exercise of vested options:

			Weighted-
			Average
			Remaining
		Weighted-	Contractual
		Average	Life
Exercise Prices	Number of Options	Exercise Price	(in years)
$3.11 - $4.18	37,001	$3.30	9.04
$4.19 - $4.54	82,749	4.52	8.57
$4.55 - $4.67	305,082	4.55	8.06
$4.85 - $4.99	295,070	4.90	7.07
$5.00 - $6.15	206,064	5.92	7.25
$6.16 - $8.43	267,888	7.85	6.01
$8.44 - $12.60	165,280	10.66	4.59
$12.61 - $2,200.00	214,481	29.22	4.62
	1,573,615	$9.33	6.63

As of December 31, 2025, 2024 and 2023, the total unrecognized compensation expense related to stock options granted was $2.9 million, $2.4 million and $3.4 million, respectively, each of which is expected to be recognized as expense over a period of approximately 2.84 years.

The aggregate intrinsic value of options exercised was calculated as the difference between the exercise price of the stock options and the fair value of the underlying common stock as of the date of exercise. No options were exercised for the years ended December 31,

2025, 2024 and 2023. At December 31, 2025, the aggregate intrinsic value of the outstanding options was $1.4 million and the aggregate intrinsic value of the exercisable options was $0.2 million.

[d] Restricted Stock Unit Awards

We grant restricted stock unit awards that generally vest and are expensed over a four-year period. We also grant restricted stock unit awards that vest in conjunction with certain performance conditions to certain executive officers and key employees. At each reporting date, we are required to evaluate whether achievement of the performance conditions is probable. Compensation expense is recorded over the appropriate service period based upon our assessment of accomplishing each performance provision. For the years ended December 31, 2025, 2024 and 2023, $6.8 million, $2.0 million and $0.9 million, respectively, of stock based compensation expense was recognized related to these awards.

The following table summarizes our restricted stock unit award activity during the year ended December 31, 2025:

		Weighted
	Number	Average
	of	Grant Date
	Shares	Fair Value
Balance, January 1, 2025	1,283,750	$4.65
Granted	1,487,400	3.20
Released	(1,667,520)	3.95
Cancelled/Forfeited	(19,300)	3.86
Balance, December 31, 2025	1,084,330	$3.76

As of December 31, 2025, we had approximately $2.1 million in total unrecognized compensation expense related to our restricted stock unit awards that is to be recognized over a weighted-average period of approximately 0.50 years.

[e] Employee Stock Purchase Plan

Our Board and stockholders approved the 2017 Employee Stock Purchase Plan, or ESPP, in August 2017. Contributions are made by eligible employees, subject to certain limits defined in the ESPP. The number of shares available for future purchases under the ESPP is 854,477 shares. All shares purchased under the ESPP are new share issuances. For the years ended December 31, 2025 and 2024 we recorded a compensation expense of $14,000 and $0.2 million, respectively, related to the ESPP offering period. For the year ended December 31, 2023, no compensation expense was recognized related to our ESPP as we did not have an active offering period.

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

[g] Common Stock Warrants

The following is a summary of outstanding warrants to purchase common stock at December 31, 2025:

	Total
	Outstanding	Exercise
	and	price per
	Exercisable	Share	Expiration Date
(1) Pre-Funded Warrants issued in August 2020 financing	142,857	$0.0010	*
(2) Warrants issued in November 2022 financing	4,093,141	$4.5000	November 2029
(3) Warrants issued in June 2025 financing	16,305,166	$3.0000	June 2030

* The pre-funded warrants do not have an expiration date.

The agreements governing the above warrants include the following terms:

•
certain warrants have exercise prices which are subject to adjustment for certain events, including the issuance of stock dividends on our common stock and, in certain instances, the issuance of our common stock or instruments convertible into our common stock at a price per share less than the exercise price of the respective warrants (specifically those issued in a private placement in November 2022);
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
•
in the case of certain warrants, in the event of an “extraordinary transaction” or a “fundamental transaction” (as such terms are defined in the respective warrant agreements), generally including any merger with or into another entity, sale of all or substantially all of the Company’s assets, tender offer or exchange offer, or reclassification of its common stock, in which the successor entity (as defined in the respective warrant agreements) that assumes the successor entity is not a publicly traded company, the Company or any successor entity will pay the warrant holder, at such holder’s option, exercisable at any time concurrently with or within 30 days after the consummation of the extraordinary transaction or fundamental transaction, an amount of cash equal to the value of such holder’s warrants as determined in accordance with the Black Scholes option pricing model and the terms of the respective warrant agreement. In some circumstances, we or successor entity may be obligated to make such payments regardless of whether the successor entity that assumes the warrants is a publicly traded company; and
•
with respect to the 2024 Warrants, and the warrants issued in the June 2025 financing, or the 2025 Warrants, and together with the 2024 Warrants, the Warrants, in the event we consummate a “fundamental transaction,” as described in the Warrants and generally including a merger or consolidation with or into another entity or other reorganization event in which our common shares are converted or exchanged for securities, cash or other property, we are not the surviving entity and in which our stockholders immediately prior to the merger or consolidation do not own, directly or indirectly, at least 50% of the voting power of the surviving entity immediately after such merger or consolidation (excluding any merger effected solely to change the Company’s name), or we sell, lease, license, assign, transfer, convey or otherwise dispose of all or substantially all of our assets or another entity acquires 50% or more of our outstanding shares of common stock, then following such event, the holders of the Warrants will be entitled to receive upon exercise of such Warrants the same kind and amount of securities, cash or property which the holders would have received had they exercised their Warrants immediately prior to such fundamental transaction. Any successor to us or surviving entity shall assume the obligations under the Warrants. Additionally, as more fully described in the Warrants, in the event of certain fundamental transactions, the holders of the Warrants will be entitled to receive consideration in an amount equal to the Black Scholes value of the Warrants on the date of consummation of such transaction.

For the year ended December 31, 2025, 2025 Warrants to purchase 461,500 shares, issued in the June 2025 financing, were exercised at a per unit price of $3.00, for proceeds of $1.4 million. For the year ended December 31, 2024, warrants to purchase 295,126 shares, issued in the December 2019 financing, were exercised at a per unit price of $2.31, for proceeds of $0.7 million. As of December 31, 2025, all of our outstanding warrants were classified as equity.

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

[i] Loss per common share

The following table presents the computation of basic and diluted net loss attributable to common stockholders per share (in thousands, except per share and share amounts):

	Years ended December 31,
	2025	2024	2023
Numerator
Net loss	$(54,648)	$(39,827)	$(29,815)
Denominator
Weighted average number of common shares outstanding	43,594,652	32,071,146	19,827,534
Basic and diluted net loss per common share	$(1.25)	$(1.24)	$(1.50)

As of December 31, 2025, a total of 24,355,705 million shares, consisting of warrants to purchase 20,541,164 shares, options exercisable for 2,730,211 shares and 1,084,330 restricted stock units have not been included in the calculation of potential common shares as their effect on diluted per share amounts would have been anti-dilutive. Additionally, the outstanding Convertible Debt due December 2024 is included in the calculation of diluted per share amounts only if its inclusion is dilutive for periods during which the notes were outstanding. As of December 31, 2025, the outstanding New Convertible Term Loan was not included in the calculation of diluted per share amounts as its effect would have been anti-dilutive.

11. RELATED PARTY TRANSACTIONS

From September 25, 2025 to December 22, 2025, we entered into three development agreements, or the Adare Agreements, with Adare Pharma Solutions, or Adare, to perform analytical and drug product development for cytisinicline. Thomas Sellig is the current Chief Executive Officer of Adare. Mr. Sellig is also a member of our Board, chairs the Compensation Committee of the Board and is a member of the Audit Committee of the Board.

We expect to incur approximately $3.2 million in expenses over the term of the Adare Agreements. Adare will invoice us for work completed under the agreements based on industry standard payment terms. For the year ended December 31, 2025, we incurred expenses of $34,000 related to the Adare Agreements. As of December 31, 2025, we recorded a prepayment of $0.2 million on our balance sheet related to the Adare Agreements.

On November 10, 2025 we entered into a consulting agreement with Kristen Slaoui to provide strategic business development and transaction advisory support services. Dr. Slaoui is a member of our Board, the Compensation Committee of the Board and the Nominating and Corporate Governance Committee of the Board. We incurred consulting fees from Dr. Slaoui of $13,750 for the year ended December 31, 2025. As of December 31, 2025, we recorded amounts payable to Dr. Slaoui of $8,250 in accounts payable and $5,500 in accrued liabilities on our balance sheet.

12. COMMITMENTS AND CONTINGENCIES

The following table summarizes our contractual obligations as of December 31, 2025 (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Vancouver office operating lease	$71	$66	$5	$—	$—
Total	$71	$66	$5	$—	$—

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

The future minimum annual lease payments under the Vancouver lease are as follows (in thousands):

2026	66
2027	5
Total	$71

Consolidated rent and operating expense relating to the Vancouver, Canada office for years ended December 31, 2025, 2024 and 2023 was $0.1 million, $0.1 million and $0.1 million, respectively.

Other information related to leases was as follows:

	Year Ended
	December 31,
	2025	2024
Supplemental Cash Flows Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$114	$59
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	—	—
Weighted Average Remaining Lease Term
Operating leases	1.08 years	2.08 years
Weighted Average Discount Rate
Operating leases	8.98%	8.98%

Guarantees and Indemnifications

We indemnify our officers, directors and certain consultants for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at its request in such capacity. The term of the indemnification period is equal to the officer’s or director’s lifetime.

The maximum amount of potential future indemnification is unlimited; however, we have obtained director and officer insurance that limits our exposure and may enable us to recover a portion of any future amounts paid. We believe that the fair value of these indemnification obligations is minimal. Accordingly, we have not recognized any liabilities relating to these obligations as of December 31, 2025.

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

We carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2025.

Changes in Internal Control Over Financial Reporting

We have not made any changes to our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of December 31, 2025, management assessed the effectiveness of our internal control over financial reporting based on the framework established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013 Framework). Based on this evaluation, management has determined that our internal control over financial reporting was effective as of December 31, 2025.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

ITEM 9B. OTHER INFORMATION

Insider Trading Arrangements

During the three months ended December 31, 2025, none of our directors or officers, as defined in Rule 16a-1(f), informed us of the adoption, modification or termination of a “Rule 10b5-1 trading agreement” or “non-Rule 10b5-1 trading agreement,” as those terms are defined in Regulations S-K, Item 408.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Certain information required by this Item is set forth in our 2026 Proxy Statement to be filed with the SEC within 120 days of December 31, 2025, and is incorporated by reference into this Annual Report on Form 10-K.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is set forth in our 2026 Proxy Statement to be filed with the SEC within 120 days of December 31, 2025, and is incorporated by reference into this Annual Report on Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding our equity compensation plans as of December 31, 2025:

	(a)		(b)		(c)
					Number of securities
					remaining available for
	Number of securities to be				future issuance under
	issued upon exercise of		Weighted-average		equity compensation
	outstanding options,		exercise price of		plans (excluding
	restricted stock units,		outstanding options,		securities reflected in
Plan category	warrants and rights		warrants and rights		column (a))
Equity compensation plans approved by security holders	3,052,541	(1)	$8.04	(1)	160,164	(1)
Equity compensation plans not approved by security holders(2)	762,000		$4.58		445,000
Total	3,814,541		$7.08		605,164

(1)
As of December 31, 2025, we maintained the following equity compensation plans, which were approved by security holders: (a) the 2010 Performance Incentive Plan, (b) the 2017 Equity Incentive Plan, (c) the 2018 Equity Incentive Plan and (d) the 2023 Non-Employee Director Equity Incentive Plan.
(2)
Stock options granted under our 2024 Equity Inducement Plan as inducements to new employees for entering into employment agreements with us in accordance with Nasdaq Listing Rule 5635(c)(4).

The remaining information required by this Item is set forth in our 2026 Proxy Statement to be filed with the SEC within 120 days of December 31, 2025, and is incorporated by reference into this Annual Report on Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is set forth in our 2026 Proxy Statement to be filed with the SEC within 120 days of December 31, 2025, and is incorporated by reference into this Annual Report on Form 10-K.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is set forth in our 2026 Proxy Statement to be filed with the SEC within 120 days of December 31, 2025, and is incorporated by reference into this Annual Report on Form 10-K.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1) Financial Statements

(2) All schedules are omitted because they are not required or the required information is included in the consolidated financial statements or notes thereto.

(3) Exhibits

Exhibit Number	Description	Incorporated by Reference				Filed/ Furnished Herewith
		Form	File No.	Exhibit	Filing Date

3.1	Third Amended and Restated Certificate of Incorporation, filed June 8, 2023	8-K	033-80623	3.1	June 9, 2023

3.2	Certificate of Designation of Preferences, Rights and Limitations, with respect to the Series B Convertible Preferred Stock, filed	8-K	033-80623	3.1	December 20, 2019

3.3	Sixth Amended and Restated Bylaws	8-K	033-80623	3.1	January 5, 2017

3.4	Amendment to Sixth Amended and Restated Bylaws	10-Q	033-80623	3.1	November 7, 2018

4.1	Description of Securities Registered Under Section 12 of the Securities Exchange Act of 1934	10-K	033-80623	4.12	March 13, 2020

4.2	Specimen Certificate of Common Stock	10-Q	000-21243	4.1	November 10, 2008

4.3	Form of Preferred Stock Certificate	8-K	033-80623	4.2	June 20, 2018

4.4	Form of Pre-Funded Warrant (August 2020)	8-K	033-80623	4.1	August 4, 2020

4.5	Form of Underwriter’s Warrant	S-1	333-250074	4.11	November 30, 2020

4.6	Form of Common Stock Purchase Warrant (November 2022)	8-K	033-80623	4.1	November 18, 2022

4.7	Form of Registration Rights Agreement	8-K	033-80623	10.2	November 18, 2022

4.8	Registration Rights Agreement, dated July 25, 2024, between Achieve Life Sciences, Inc., and Silicon Valley Bank, a division of First-Citizens Bank & Trust Company	8-K	033-80623	10.2	July 29, 2024

4.9	Form of Warrant to Purchase Common Stock or Pre-Funded Warrants	8-K	033-80623	4.1	June 27, 2025

Exhibit Number	Description	Incorporated by Reference				Filed/ Furnished Herewith
		Form	File No.	Exhibit	Filing Date
10.1	Form of OncoGenex Pharmaceuticals, Inc. 2010 Stock Option Agreement††	8-K	033-80623	10.1	June 14, 2010

10.2	Form of OncoGenex Pharmaceuticals, Inc. 2010 Restricted Stock Unit Agreement††	10-Q	033-80623	10.2	November 3, 2011

10.3	OncoGenex Pharmaceuticals, Inc. 2010 Performance Incentive Plan, as amended and restated††	DEF 14A	033-80623	Appendix A	April 16, 2015

10.4	Achieve Life Sciences 2017 Equity Incentive Plan††	DEF 14A	033-80623	Appendix A	September 21, 2017

10.5	Form of Achieve Life Sciences Stock Option Agreement††	10-Q	033-80623	10.7b	March 1, 2018

10.6	Form of Achieve Life Sciences Restricted Stock Unit Agreement††	10-Q	033-80623	10.7c	March 1, 2018

10.7	Achieve Life Sciences 2017 Employee Stock Purchase Plan††	DEF 14A	033-80623	Appendix B	September 21, 2017

10.8	Achieve Life Sciences 2018 Equity Incentive Plan, as amended, and forms of award agreements thereunder††	10-K	033-80623	10.8	March 16, 2023

10.9	Achieve Life Sciences, Inc. 2023 Non-Employee Director Equity Incentive Plan, and forms of award agreements thereunder	DEF 14A	033-80623	Appendix B	April 28, 2023

10.10	2024 Equity Inducement Plan and forms of award agreements thereunder	S-8	333-283630	99.1	December 5, 2024

10.11	Form of Indemnification Agreement for Officers and Directors of the Company	10-K	033-80623	10.10	March 28, 2024

10.12	Employment Agreement between the Company and Richard Stewart, executed May 22, 2018 ††	8-K	033-80623	10.1	May 23, 2018

10.13	Executive Employment Agreement, dated August 26, 2024, between Achieve Life Sciences, Inc. and Thomas B. King	10-Q	033-80623	10.4	November 7, 2024

10.14	Amended and Restated Employment Agreement, dated October 16, 2024, between Achieve Life Sciences, Inc. and Jaime Xinos					X

10.15	Executive Employment Agreement, dated May 9, 2025, by and between Achieve Life Sciences, Inc. and Richard Stewart	10-Q	033-80623	10.1	August 7, 2025

10.16	Exclusive License Agreement, by and between Sopharma Joint Stock Company and Extab Corporation, dated May 26, 2009*	S-4/A	333-216961	10.21	May 3, 2017

Exhibit Number	Description	Incorporated by Reference				Filed/ Furnished Herewith
		Form	File No.	Exhibit	Filing Date
10.17	Commercial Agreement on Supply of Pharmaceutical Products, by and between Sopharma AD and Extab Corporation, dated February 1, 2010*	S-4/A	333-216961	10.23	May 3, 2017

10.18	Variation of Contract, by and between Sopharma AD and Extab Corporation, dated May 14, 2015*	S-4/A	333-216961	10.22	May 3, 2017

10.19	Variation of Contract, by and between Sopharma AD and Extab Corporation, dated May 14, 2015*	S-4/A	333-216961	10.24	May 3, 2017

10.20	Technical and Quality Agreement, by and between Sopharma AD and Extab Corporation, dated May 14, 2015*	S-4/A	333-216961	10.25	May 3, 2017

10.21	Share Purchase Agreement, by and between Sopharma AD and Achieve Life Sciences, Inc., dated May 14, 2015*	10-K	033-80623	10.21	March 28, 2024

10.22	License of Technology, by and between University of Bristol and Achieve Life Science, Inc., dated July 13, 2016*	S-4/A	333-216961	10.27	May 3, 2017

10.23	Amendment One to License of Technology, dated January 22, 2018, by and between Achieve Life Science, Inc., and the University of Bristol*	10-Q/A	033-80623	10.1	May 23, 2018

10.24	Amended and Restated Commercial Agreement on Supply of Pharmaceutical Products, dated July 28, 2017, by and between Achieve Life Science, Inc., and Sopharma AD*	10-Q	033-80623	10.1	November 9, 2017

10.25	Letter of Variation, dated September 28, 2020, by and between Achieve Pharma UK Limited and Richard Stewart††	10-Q	033-80623	10.1	November 12, 2020

10.26	Contingent Convertible Debt Agreement, dated July 25, 2024, between Achieve Life Sciences, Inc., and Silicon Valley Bank, a division of First-Citizens Bank & Trust Company	8-K	033-80623	10.1	July 29, 2024

10.27	Securities Purchase Agreement, dated as of February 28, 2024, by and among Achieve Life Sciences, Inc. and the purchasers identified on the signature pages thereto	8-K	033-80623	10.1	February 29, 2024

10.28	Office Lease by and between 0846869 B.C. Ltd. and Achieve Life Sciences Technologies Inc., commencing February 1, 2019	10-K	033-80623	10.25	March, 14, 2019

Exhibit Number	Description	Incorporated by Reference				Filed/ Furnished Herewith
		Form	File No.	Exhibit	Filing Date
10.29	Lease Extension Agreement, dated December 16, 2022, by and between 0846869 B.C. Ltd. and Achieve Life Sciences Technologies Inc.	10-K	033-80623	10.22	March 16, 2023

10.30	Office Lease by and between Regus Management Group, LLC and Achieve Life Sciences, Inc., commencing March 1, 2024	10-K	033-80623	10.32	March 28, 2024

10.31	Lease Extension Agreement by and between Regus Management Group, LLC and Achieve Life Sciences, Inc., commencing March 1, 2024	10-K	033-80623	10.36	March 11, 2025

10.32	Consulting Agreement, dated November 10, 2025, by and between Achieve Life Sciences, Inc. and Kristen Slaoui					X

19.1	Insider Trading Policy	10-K	033-80623	19.1	March 11, 2025

21.1	Subsidiaries of the Registrant					X

23.1	Consent of PricewaterhouseCoopers LLP					X

24.1	Power of Attorney (included on the signature page hereto)

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

ACHIEVE LIFE SCIENCES, INC.
(Registrant)

Date: March 24, 2026	By:	/s/ MARK OKI
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

By: /s/ RICHARD STEWART	President, Chief Executive Officer and Director (Principal Executive Officer)	Date: March 24, 2026
Richard Stewart

By: /s/ MARK OKI	Chief Financial Officer (Principal Financial Officer)	Date: March 24, 2026
Mark Oki

By: /s/ JERRY WAN	Vice President, Finance (Principal Accounting Officer)	Date: March 24, 2026
Jerry Wan

By: /s/ THOMAS B. KING	Chairman of the Board of Directors	Date: March 24, 2026
Thomas B. King

By: /s/ BRIDGET MARTELL	Director	Date: March 24, 2026
Bridget Martell

By: /s/ STUART DUTY	Director	Date: March 24, 2026
Stuart Duty

By: /s/ THOMAS SELLIG	Director	Date: March 24, 2026
Thomas Sellig

By: /s/ KRISTEN SLAOUI	Director	Date: March 24, 2026
Kristen Slaoui

By: /s/ NANCY R. PHELAN	Director	Date: March 24, 2026
Nancy R. Phelan