Form 10-K/A
period 2025-12-31
ACHIEVE LIFE SCIENCES, INC.
filed 2026-04-30
CIK 949858

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act, as amended. Yes ☐ No ☒

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.). Yes ☐ No ☒

As of June 30, 2025, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant was $103,958,994 computed with reference to the price at which the Common Stock was last sold on June 30, 2025. As of April 20, 2026, 102,659,057 shares of the registrant’s Common Stock were outstanding.

Auditor Name: PricewaterhouseCoopers LLP	Auditor Location: Vancouver, Canada	Auditor Firm ID: 271

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) is being filed to amend our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “Original Filing”), filed with the U.S. Securities and Exchange Commission (the "SEC") on March 24, 2026 (the “Original Filing Date”). We are amending and refiling Part III to include information required by Items 10, 11, 12, 13 and 14 because our definitive proxy statement will not be filed within 120 days after December 31, 2025, the end of the fiscal year covered by our Annual Report on Form 10-K.

Pursuant to the rules of the SEC, we have also included as exhibits currently dated certifications required under Section 302 of The Sarbanes-Oxley Act of 2002. Because no financial statements are contained within this Amendment, certifications pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 are not being furnished herewith. We are amending and refiling Part IV to reflect the inclusion of those certifications, along with any changes to Part IV that occurred after the date of the Original Filing.

In addition, we made certain revisions to the cover page, including the deletion of the reference to our proxy statement and the amendment to our Annual Report on Form 10-K and inclusion of updated outstanding share information. Except as described above, no other changes have been made to the Original Filing.

Except as otherwise indicated herein, this Amendment continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events that occurred subsequent to the date of the Original Filing. The filing of this Amendment is not a representation that any statements contained in items of our annual report on Form 10-K other than Part III, Items 10 through 14, Part IV and the aforementioned portions of the cover page are true or complete as of any date subsequent to the Original Filing.

Achieve Life Sciences, Inc.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors

The following table sets forth information for each of the members of our Board of Directors as of April 20, 2026.

Name	Age	Position	Director Since
Stuart Duty	61	Director, Chairperson of the Audit Committee and Member of the Nominating and Governance Committee	2023
Andrew Goldberg	44	Director, Chief Executive Officer and President	2026
Lucian Iancovici	44	Director	2026
Thomas B. King	71	Director, Chairman of the Board	2023
Bridget Martell	60	Director, Chairperson of the Nominating and Governance Committee and Member of the Compensation Committee	2021
Nancy R. Phelan	57	Director, and Member of the Audit Committee and the Compensation Committee	2025
Aaron Royston	41	Director	2026
Thomas Sellig	59	Director, Chairperson of the Compensation Committee and Member of the Audit Committee	2023
Kristen Slaoui	55	Director and Member of the Compensation Committee and Nominating and Governance Committee	2025
Richard Stewart	67	Director	2017

Stuart Duty was a Senior Managing Director at Guggenheim Securities, LLC, a global investment and advisory financial services firm, from June 2012 to March 2023. Previously, he served as Managing Director, Co-Head, Healthcare Investment Banking at Piper Jaffray Companies, a global investment firm, from 2007 to 2012, as the Chief Operating Officer of Oracle Partners, L.P., a private healthcare focused investment fund, from 2002 to 2007, as Managing Director, Co-Head, Healthcare Investment Banking at Piper Jaffray, Inc., a global investment bank, from 1992 to 2002, as Managing Director, Healthcare Investment Banking at Montgomery Securities, an investment bank, from 1993 to 1999 and as the Director of Business Development at Curative Technologies, Inc., a biotherapeutics company, from 1992 to 1993. Mr. Duty has served on the board of directors of Eyepoint Pharmaceuticals, Inc., a publicly traded pharmaceutical company, since October 2023, on the board of Milestone Pharmaceuticals, Inc. since July 2024 and on the board of Foghorn Therapeutics, Inc. since May 2025. Mr. Duty holds a B.A. in Biochemistry from Occidental College and an M.B.A. from Harvard Business School. The determination was made that Mr. Duty should serve on our Board of Directors due to his extensive experience in the banking and finance industry.

Andrew D. Goldberg, M.D. has served as our Chief Executive Officer and President since April 2026. Previously, Dr. Goldberg served as a portfolio manager at Marshall Wace North America L.P., an alternative asset manager, from February 2024 to April 2026 and served as Managing Director from March 2021 until February 2024. Dr. Goldberg has served as a member of the Board of Tarsus Pharmaceuticals, Inc., a publicly traded biopharmaceutical company, since August 2020 and Inquis Medical, Inc., a privately-held medical device company, since February 2024. Prior to Dr. Goldberg's role at Marshall Wace, Dr. Goldberg served as a principal and subsequently partner at Vivo Capital, a global healthcare investment firm that focuses exclusively on the life sciences industry, from February 2016 to March 2021. Prior to this, Dr. Goldberg was a consultant at McKinsey & Company, where he advised pharmaceutical, medical device, and biotechnology companies across a range of strategy, M&A, sales, marketing, and product development topics. Dr. Goldberg has also served as a board director or observer at numerous life sciences companies, including Veradermics Inc., Arcutis Biotherapeutics, Inc., Harmony Biosciences, Elektrofi, Parse Biosciences, and Forge Biologics. Dr. Goldberg is a U.S. board-certified physician in both Critical Care Medicine and Emergency Medicine. He has served as an Instructor in Medicine at the Mayo Clinic College of Medicine in Rochester, MN, where he also completed a fellowship in Critical Care Medicine and served as an Attending Physician in the Department of Emergency Medicine. He completed Emergency Medicine residency training at Los Angeles County and University of Southern California Medical Center. Dr. Goldberg received his M.D. from The George Washington University School of Medicine in Washington, DC, and a post-doctoral diploma in translational science from the May Graduate School. He has held prior academic and clinical appointments at Oregon Health & Science University and the Palo Alto VA Medical Center. The determination was made that Dr. Goldberg should serve on our Board of Directors due to his extensive experience in life sciences strategy and product development, his governance experience across many life sciences company boards, his experience investing in pharmaceutical companies, and his background as a dual-board-certified physician, academic researcher, and public health advocate.

Lucian Iancovici, M.D. is a Partner of TPG, a global alternative asset manager, where he has worked since January 2018. From September 2012 to October 2017, Dr. Iancovici served as the head of the Qualcomm Life Fund, a venture fund focused on investing in digital health technologies, from January 2015 to October 2017, he was general partner at dRx Capital, a joint venture investment company launched by Novartis and Qualcomm, and from 2011 to 2012 he was an associate at McKinsey & Company. Dr. Iancovici currently serves on the board of directors of Sionna Therapeutics, Inc. since December 2019 and Rallybio Corporation since May 2020 and serves on the boards of the following private companies: K2 Medical Research, Ceribell, Inc., Ellodi Pharmaceuticals, AnovoRx Holdings, Inc. and Sling Therapeutics Inc. Dr. Iancovici is a board-certified internal medicine doctor who trained at Columbia University Medical Center in New York prior to joining McKinsey & Company. He received his B.A. in economics and an M.D., both from Tufts University. The determination was made that Dr. Iancovici should serve on our Board of Directors due to his extensive experience in the venture capital industry, and given that his medical and scientific background and training provide him with the appropriate set of skills to serve as a member of our Board of Directors.

Thomas B. King is the Chair of our Board of Directors. He served as Achieve’s Interim Executive Chair from August 2024 to June 2025, and as a director since March 2023. Mr. King also serves on the board of Kinaset Therapeutics, Inc., a clinical stage, privately held biopharmaceutical company. Previously, Mr. King served on the board of TFF Pharmaceuticals Inc., a publicly traded clinical-stage biopharmaceutical company from December 2023 to 2024 and on the board of VIVUS, Inc., a publicly traded pharmaceutical company, from May 2017 to December 2020, acting as interim Chief Executive Officer from December 2017 to April 2018 and interim President from April 2018 to May 2018. He was President, Chief Executive Officer and a member of the board of directors of Alexza Pharmaceuticals, Inc., a publicly traded pharmaceutical company, from June 2003 to August 2016, when it was acquired by Grupo Ferrer, also serving as Chief Financial Officer and Chief Accounting Officer from October 2015 to August 2016. Prior to this, he was President, Chief Executive Officer, and a board member of Cognetix, Inc., a privately held biopharmaceutical from September 2002 to April 2003. At Anesta Corporation, a publicly traded pharmaceutical company, he held various senior roles, including President and Chief Operating Officer, 1995 to 1997, and President and Chief Executive Officer, 1997 to 2000 and served on the board until its acquisition by Cephalon, Inc. in October 2000. Mr. King received a B.A. in chemistry from McPherson College and an M.B.A. from the University of Kansas Graduate School of Business. The determination was made that Mr. King should serve on our Board of Directors due to his wealth of knowledge from his experience in biopharma leadership positions ranging from large to development-stage companies.

Bridget Martell, M.A., M.D., has been an Operating Partner and now Senior Advisor at Two Bear Capital since 2024 and the Founder and Managing Partner of her consultancy practice, BAM Consultants, which she started in 2013. She previously served as President and Chief Executive Officer of the privately held biotechnology company Artizan Biosciences, Inc. from July 2021 until August 2023. Concurrently, she was a Venture Partner at AlleyCorp Healthcare Fund from June 2021 to May 2023. Prior to that, Dr. Martell was at Kura Oncology, Inc., a public, clinical-stage biopharmaceutical company, where she served in varied roles first as VP, Clinical Development, Acting Chief Medical Officer, and Senior Scientific Advisor from October 2017 until December 2021. She has served as the Acting Chief Medical Officer of a number of privately held early-stage biotechnology companies, including Nobias Therapeutics, Inc. from August 2020 to August 2021 and from July 2023 to June 2024 and Verseau Therapeutics, Inc. from October 2020 to September 2021. Additionally, Dr. Martell served as Chief Medical Officer of RRD International, Inc., a privately held boutique contract research organization, from April 2018 to January 2020. From 2015 to 2017, Dr. Martell served as Senior Vice President, New Product Development and Chief Medical Officer at Juniper Pharmaceuticals, a publicly traded specialty pharmaceuticals company. Prior to that, Dr. Martell held leadership roles of increasing responsibility at Pfizer, Inc., a publicly traded biopharmaceutical company, from 2005 to 2011. Dr. Martell currently serves as an independent director of Aligos Therapeutics, Inc. and Delcath Systems, Inc., each a publicly traded biotechnology company, and previously served as a director of POINT Biopharma Global, Inc., a cancer treatment biotechnology company, from June 2023 until its acquisition by Eli Lilly and Company, a pharmaceutical company, in December 2023 and Ayala Pharmaceuticals, Inc., acquired by Immunome, Inc. in February 2024. Dr. Martell holds a B.S. in microbiology from Cornell University, an M.A. in molecular immunology from Boston University and an M.D. from the Chicago Medical School. She completed her internship and residency in internal medicine and was an internal medicine chief resident and RWJ Faculty Clinical Scholar at Yale University. Dr. Martell is board certified in both internal and addiction medicine. Dr. Martell was a Teaching Attending and Clinical Associate Professor at Yale from 2005 to 2020 and has continued her engagement at Yale as an Entrepreneur in Residence at Yale Ventures since 2017. The determination was made that Dr. Martell should serve on the Board of Directors due to her diverse background of scientific, clinical and leadership experience in clinical development, the success of numerous marketed products across multiple therapeutic categories, leadership in her operational roles, and engagement with key industry and business stakeholders in the biopharmaceutical space.

Nancy R. Phelan serves as the Senior Vice President of Marketing and Analytics for Phathom Pharmaceuticals, Inc. She previously served as Senior Vice President & Head of Customer Engagement at Trinity Life Sciences, a life sciences consultancy. She also serves as a member of the board of directors of Medexus Pharmaceuticals, a specialty pharmaceutical company, since September 2023. She also served as a board member of FemmePharma Consumer Healthcare, a pharmaceutical company, from 2018 to 2025. From May 2022 to May 2024, Ms. Phelan served as Senior Vice President of Indegene, a technology-led healthcare solutions provider. Prior to that, she held roles of increasing responsibility with Novartis AG, a multinational pharmaceutical company, including as Vice President, Business Transformation, Patient Engagement and Integrated Marketing Team Lead from April 2021 to May 2022 and Vice President, Patient and Specialty Services, Neuroscience from June 2002 to April 2021. She served as Chief Executive Officer and Secretary of Adhera Therapeutics, Inc., a clinical stage biopharmaceutical company, from April 2019 to June 2020 and as a director from October 2018 to June 2020. Ms. Phelan received a B.A. with Honors from Franklin & Marshall College and completed coursework towards an M.B.A. from Villanova University. She also received certificates from Wharton Executive Education and the Harvard School of Public Health. The determination was made that Ms. Phelan should serve on our Board of Directors due to her executive leadership in biopharma and expertise in data-driven insights, digital innovation and digital-first marketing.

Aaron Royston, M.D. has served as managing partner at venBio Partners, a life sciences investment firm, since April 2020 and has been with venBio Partners since 2015. Prior to joining venBio Partners, Dr. Royston served as a Senior Associate at Vivo Capital, a global life sciences investment firm from July 2014 to November 2015. Previously, Dr. Royston served as a consultant at Bain & Company, Inc. from July 2013 to July 2014 where he advised biotechnology companies on a broad range of strategic and operational issues. Earlier in his career, Dr. Royston coordinated clinical research at Mount Sinai Medical Center, where his research has been published and presented in multiple medical journals and conferences. Dr. Royston previously served on the boards of directors of Rayze Bio, from August 2020 until November 2023, Ventyx Biosciences, Inc., a publicly traded biotechnology company, from March 2021 until January 2023, Akero Therapeutics, Inc., a publicly traded biotechnology company, from June 2018 until August 2019, and VYNE Therapeutics Inc. (formerly Menlo Therapeutics Inc.), a publicly traded biotechnology company, from June 2017 until August 2019. Dr. Royston currently serves on the board of directors of several private companies. Dr. Royston received a B.S. in biological sciences from Duke University, and an M.D. and M.B.A. from the University of Pennsylvania. The determination was made that Dr. Royston should serve on our Board of Directors due to his clinical and biotechnology industry experience and his service on the boards of directors of other biopharmaceutical companies.

Thomas Sellig has served as the Chief Executive Officer of Adare Pharmaceuticals, Inc., a global technology-driven Contract Development and Manufacturing Organization since January 2022. From July 2019 to October 2021, Mr. Sellig served as Chief Executive Officer of LabConnect, Inc., a clinical trial laboratory services organization. Prior to LabConnect, Inc., Mr. Sellig was Chief Commercial Officer at PSKW, LLC (doing business as ConnectiveRx), a biopharmaceutical services company, from September 2018 to July 2019. From November 2014 to August 2017, Mr. Sellig was Senior Vice President of Global Sales at Patheon N.V., and continued to serve as Senior Vice President of Global Sales at Thermo Fisher Scientific Inc., a life, science and clinical research company, following its acquisition of Patheon N.V. in August 2017. Previously, he served as the Global Vice President of Sales and Client Services from 2011 to 2014, and as the Vice President of Strategic Partnering/ Alliance Management from 2007 to 2011 at Covance, the drug development business of Laboratory Corporation of America Holdings, a contract research organization. Early in his career, Mr. Sellig had a variety of sales and marketing leadership roles at Procter & Gamble Company, a multinational consumer goods company, Wyeth, LLC (formerly American Home Products), a pharmaceutical company, and Ascent Pediatrics, Inc., a drug development company. Mr. Sellig received his B.A. in Economics from Vanderbilt University and an M.B.A. from New York University. The determination was made that Mr. Sellig should serve on our Board of Directors due to his extensive global experience in the life sciences and pharmaceutical services industries.

Kristen Slaoui, Ph.D., served as Chief Corporate Development Officer at Galderma S.A., a global dermatology company, from September 2020 to July 2025. From March 2019 to November 2022, she also served as a member of the board of directors of Villaris Therapeutics, Inc., a biopharmaceutical company. She has served on the Board of Sensory Cloud Therapeutics since March 2026 and as a Board Observer of Kinaset Therapeutics, a private biotechnology company, since August 2020. She has served as a member of the Board of Directors of Achieve since January 2025 and advises private equity and pharmaceutical companies on growth strategy, portfolio optimization and transactions. Prior to Galderma, Dr. Slaoui spent over 20 years at GlaxoSmithKline plc, a multinational pharmaceutical and biotechnology company where she held roles of increasing responsibility, including Vice President & Head, Business Development – North America from March 2015 to March 2019, and Vice President & Head Business Development, Pharmaceuticals Commercial Portfolio from March 2019 to August 2020. Dr. Slaoui earned a B.S. in Biology and a B.A. in Classical Studies from Gettysburg College. She earned her Ph.D. in Physiology from Johns Hopkins Bloomberg School of Public Health and completed a post-doctoral fellowship at the University of Washington School of Medicine. The determination was made that Dr. Slaoui should serve on our Board of Directors due to her extensive experience in corporate strategy, business development and transactions.

Richard Stewart served as our Chief Executive Officer from August 2024 to April 2026, and served as our Executive Chairman from September 2020 to August 2024. Previously, Mr. Stewart served as Chief Executive Officer from the consummation of the merger between OncoGenex Pharmaceuticals, Inc. and Achieve in August 2017 to September 2020. Previously, Mr. Stewart was Chairman and a director of Achieve, from its founding in May 2015 to August 2017. Mr. Stewart is also a founder and has served as a director of Ricanto Limited, a pharmaceutical asset optimization company, since 2009. Mr. Stewart has been Chairman and Chief Executive Officer of Renown Pharma Limited, a central nervous system company focused on Parkinson’s disease, since 2016. Prior to Achieve, Mr. Stewart was Chairman and Chief Executive Officer of Huxley Pharmaceuticals, Inc., a single purpose central nervous system company, during 2009, prior to Huxley Pharmaceuticals, Inc.’s acquisition by BioMarin Pharmaceutical Inc., a biotechnology company. Mr. Stewart was Chief Executive Officer of Brabant Pharma Limited, a single purpose central nervous system company, from 2013 to 2014 prior to its acquisition by Zogenix Inc., a biopharmaceutical company. He was a co-founder and Chief Executive Officer of Amarin Corporation plc, a central nervous system company focused on Parkinson’s disease and Huntington’s disease, from 2000 to 2007. Mr. Stewart was a co-founder and Chief Financial Officer, and later Chief Business Officer, of SkyePharma plc, a drug delivery company specializing in controlled release formulations, and held such position from 1995 until 1998. Mr. Stewart holds a B.S. in Business Administration from the University of Bath. The determination was made that Mr. Stewart should serve on our Board of Directors due to his prior service on other boards of directors, and extensive experience and innovations in the field of biotechnology. In addition, Mr. Stewart’s accomplishments provide our Board of Directors with in-depth product and field knowledge.

Each of the standing committees of our Board of Directors has diverse representation. In addition, on our Board of Directors there are four directors who hold medical doctorates, one director who holds a doctorate in scientific fields and five directors who hold master’s degrees in business administration.

Executive Officers

The names of our named executive officers, their ages, their positions, and other biographical information as of April 20, 2026 are set forth below. Executive officers are appointed by our Board of Directors to hold office until their successors are elected and qualified. There are no family relationships among our directors or executive officers. During 2025, Dr. Cindy Jacobs served as our Chief Medical Officer and President until her resignation effective October 6, 2025.

Name	Age	Position With the Company
Andrew Goldberg	44	Chief Executive Officer and President
Erik Atkisson	54	Chief Legal Officer
Craig Donnelly	49	Chief Operations Officer
Mark Oki	57	Chief Financial Officer
Mark Rubinstein	57	Chief Medical Officer
Jaime Xinos	49	Chief Commercial Officer

Following are the biographies of Erik Atkisson, Craig Donnelly, Mark Oki, Mark Rubinstein and Jaime Xinos. The biography of Dr. Goldberg is located above under the heading “Board of Directors.”

Erik Atkisson has served as our Chief Legal Officer since October 2025. From January 2024 to October 2025, Mr. Atkisson served as a Strategic Life Sciences Consultant where he provided legal, business and compliance advice to small and mid-size life sciences companies. From February 2023 through January 2024, Mr. Atkisson served as General Counsel and Chief Compliance Officer of Rain Oncology Inc., a clinical-stage biotechnology research company formerly listed on Nasdaq. From August 2021 to February 2023, Mr. Atkisson served as General Counsel, Corporate Secretary and Chief Compliance Officer of Eiger BioPharmaceuticals, a commercial-stage biopharmaceutical company formerly listed on Nasdaq. From August 2019 to August 2021, Mr. Atkisson served as Chief Compliance Officer and Legal Counsel of Cytokinetics, Inc., a late-stage biotechnology research company. From 2014 to 2018, Mr. Atkisson held several positions at Impax Laboratories, LLC (now Amneal Pharmaceuticals), a commercial-stage biopharmaceuticals company, most recently as Senior Director – Healthcare, Commercial and Employment Law. From 2010 to 2014, Mr. Atkisson served as Senior Counsel of BioMarin Pharmaceutical Inc., a commercial-stage pharmaceutical company. Mr. Atkisson began his career as an associate at the law firms Bingham McCutchen LLP and Reed Smith LLP. Mr. Atkisson received his bachelor's degree from Harvard University, a Master of Science degree from The University of Edinburgh, and his Juris Doctorate from the Georgetown University Law Center.

Craig Donnelly has served as our Chief Operations Officer since September 2025. From March 2024 to September 2025, Mr. Donnelly served as our Executive Vice President, CMC and Regulatory CMC, and from March 2023 to February 2024, he served as our Senior Vice President, CMC and Regulatory CMC. Prior to joining us, from October 2022 to February 2023, Mr. Donnelly served as Vice President, CMC and Regulatory CMC at NuCana plc, a clinical-stage biopharmaceutical company, and as Senior Director, CMC and Regulatory Affairs, from January 2021 to October 2022. Previously, Mr. Donnelly held senior roles in CMC and regulatory functions at ICON plc (formerly Mapi), a contract research organization, and F. Hoffmann-La Roche Ltd., a multinational healthcare company. He began his career at Pfizer Inc. as an analytical chemist before advancing to a project leadership role, and served as a Team Leader at Almac Sciences, a contract development and manufacturing organization. Mr. Donnelly holds a Bachelor’s degree with Honors in Chemical and Pharmaceutical Sciences from the University of Sunderland.

Mark Oki has served as Chief Financial Officer since December 2024. From January 2022 to November 2024, Mr. Oki served as Chief Financial Officer of Aytu Biopharma, Inc., a pharmaceutical company focused on commercializing novel therapeutics and consumer healthcare products. From 2015 through January 2022, Mr. Oki served as Chief Financial Officer of Vivus LLC (formerly Vivus Inc.), a commercial-stage pharmaceutical company formerly listed on Nasdaq. From 2006 to 2015, Mr. Oki held several positions at Alexza Pharmaceuticals, Inc., a publicly listed specialty pharmaceutical company, most recently as Senior Vice President, Finance, Chief Financial Officer and Secretary. Before Alexza, Mr. Oki held roles of increasing responsibility at Pharmacyclics, Inc. and Incyte Genomics, Inc. (now Incyte Corporation), both life sciences companies. Mr. Oki began his career in public accounting at Deloitte & Touche, LLP (now Deloitte). Mr. Oki received his degree in Business Administration – Accounting and graduated with honors from San Jose State University and is a Certified Public Accountant (inactive).

Mark L. Rubinstein, M.D. has served as our Chief Medical Officer since October 2025. From September 2024 to October 2025, Dr. Rubinstein served as our Vice President, Head of Medical Affairs, and from June 2024 to September 2024, he served as a Medical Affairs consultant to the Company. Prior to joining Achieve, from May 2022 to June 2024, Dr. Rubinstein served as Head of Medical Affairs at Blip, a smoking cessation products company. From July 2019 to May 2022, he served as Vice President, Global Scientific Affairs and Clinical Operations at Juul Labs, Inc., an electronic cigarette company. From 2003 to 2019, Dr. Rubinstein served as a Professor in the Department of Pediatrics at the University of California, San Francisco (UCSF), and is now Professor Emeritus of Pediatrics. Dr. Rubinstein earned his M.D. from Yale School of Medicine and completed his Internal Medicine residency at Yale–New Haven Hospital. He is board certified in Internal Medicine and Adolescent Medicine.

Jaime Xinos has served as Chief Commercial Officer since October 2024 and served as our Executive Vice President, Commercial, since September 2017. She previously served as the Vice President, Marketing and Corporate Communications of OncoGenex Pharmaceuticals, Inc. and as OncoGenex’s Senior Director, Global Oncology Commercial Development. Prior to OncoGenex, Ms. Xinos held various commercial roles in marketing, commercial development, and sales at Pfizer, Novartis, and Abbott Laboratories. She holds an undergraduate degree in Communications and a Master of Business Administration (MBA) both from the University of Illinois.

Corporate Governance

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics that applies to all of the members of our Board of Directors, officers, and employees, and we expect our agents, representatives, consultants and contractors to conform to the standards of our Code of Business Conduct and Ethics. Our Code of Business Conduct and Ethics is posted on the “Investor Relations” section of our website, which is located at https://ir.achievelifesciences.com under “Corporate Governance Documents” in the “Corporate Governance” section of our website.

Our Code of Business Conduct and Ethics requires our executive officers and directors to report any conflicts of interest with our interests to our Audit Committee and generally prohibits our executive officers and directors from conflicts of interest with our interests. Waivers of our Code of Business Conduct and Ethics with respect to an executive officer or director may only be granted by the Board of Directors or, if permitted by Nasdaq and any other applicable stock exchange rules, our Nominating and Governance Committee. We have a Related Party Transactions Policy concerning approval of transactions with stockholders who own more than 5% of our outstanding shares.

Director Independence

Our Board of Directors has determined that Mr. Duty, Dr. Iancovici, Mr. King, Dr. Martell, Ms. Phelan, Dr. Royston, Mr. Sellig and Dr. Slaoui are “independent” under the applicable Securities and Exchange Commission, or the SEC, rules and the criteria established by Nasdaq.

Relationships Among Directors and Executive Officers

There are no family relationships among any of our directors or executive officers.

In connection with a private placement and the securities purchase agreement entered into in connection therewith in April 2026, for so long as TPG Life Sciences Innovations (“TPG”) and venBio Partners (“venBio”) each beneficially own five percent or more of the outstanding shares of our common stock, we have agreed to take all necessary action to cause directors designated by TPG and venBio, respectively, to be included in the slate of nominees recommended by our Board of Directors for election as directors at our 2026 annual meeting of stockholders and 2027 annual meeting of stockholders or applicable special meeting in lieu thereof at which such director is to be elected. On April 15, 2026, our Board of Directors appointed each of Lucian Iancovici and Aaron Royston, as designated by TPG and venBio, respectively, to serve as a director, effective April 17, 2026.

Board of Directors’ Committees

The Board of Directors has established an Audit Committee, a Compensation Committee, and a Nominating and Governance Committee to assist it in performing its responsibilities. The Board of Directors designates the members of these committees and the committee chairs annually, based on the recommendations of the Nominating and Governance Committee in consultation with the Chief Executive Officer and the Chairman of the Board of Directors. The Nominating and Governance Committee reviews committee assignments from time to time and considers the rotation of committee chairpersons and members with a view towards balancing the benefits derived from the diversity of experience and viewpoints of the directors. The Board of Directors has adopted written charters for each of these committees, which are available on our website at ir.achievelifesciences.com under “Corporate Governance Documents” in the “Corporate Governance” section. The chairperson of each committee develops the agenda for that committee and determines the frequency and length of committee meetings.

Audit Committee and Audit Committee Financial Expert

The Audit Committee has been established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and is currently comprised of Stuart Duty, Chairperson, Nancy Phelan and Thomas Sellig, each of whom the Board of Directors has determined satisfies the applicable SEC and Nasdaq independence requirements for audit committee members. The Board of Directors has also determined that Mr. Duty is an “audit committee financial expert,” as defined by the applicable rules of the SEC. The Audit Committee held four meetings during fiscal year 2025.

Audit Committee Responsibilities

The Audit Committee is responsible for, among other things:

•
the integrity of our financial statements;
•
our internal control systems;
•
our external audit process;
•
our internal audit and assurance process;
•
management of financial risks;
•
investment opportunities and the raising of funds; and
•
our compliance with legal and regulatory requirements.

Compensation Committee

The Compensation Committee currently consists of Thomas Sellig, Chairperson, Bridget Martell, Nancy Phelan and Kristen Slaoui, each of whom the Board of Directors has determined satisfies the applicable SEC and Nasdaq independence requirements. In addition, each member of the Compensation Committee has been determined to be a non-employee director under Rule 16b-3 as promulgated under the Exchange Act. The Compensation Committee reviews and makes recommendations to the Board of Directors regarding the compensation of our executive officers and our non-employee directors, human resource policies for our executive officers and administers our compensation and benefits plans. The Compensation Committee does not have any explicit authority to delegate its duties. The Compensation Committee held six meetings during fiscal year 2025.

Nominating and Governance Committee

The Nominating and Governance Committee currently consists of Bridget Martell, Chairperson, Stuart Duty and Kristen Slaoui, each of whom the Board of Directors has determined satisfies the applicable SEC and Nasdaq independence requirements.

The Nominating and Governance Committee reviews, evaluates and proposes candidates for election to our Board of Directors, and considers any nominees properly recommended by stockholders. The Nominating and Governance Committee promotes the proper constitution of our Board of Directors in order to meet its fiduciary obligations to our stockholders, and oversees all matters relating to the stewardship role of our Board of Directors in respect of the management of the Company, the size and composition of our Board of Directors, including the candidate selection process, the orientation of new members and such procedures as may be necessary to allow our Board of Directors to function independently of management and compliance with policies associated with an efficient system of corporate governance. The Nominating and Governance Committee held one meeting during fiscal year 2025.

Board of Directors Leadership Structure

Thomas King serves as our independent Chairman of the Board, and provides independent leadership to the Board and oversight over management and strategic matters. Mr. King brings extensive leadership experience in the pharmaceutical and biopharmaceutical industry in leading the Board. Dr. Goldberg has served as our Chief Executive Officer since April 2026. Dr. Goldberg brings extensive experience in life sciences strategy and product development, governance experience across many life sciences company boards, experience investing in pharmaceutical companies, and a background as a dual-board-certified physician, academic researcher, and public health advocate. Independent directors and management sometimes have different perspectives and roles in strategy development. Our independent directors bring experience, oversight and expertise from outside of our Company. The Board of Directors also believes the separation of the Chairman and Chief Executive Officer roles allows the Chief Executive Officer to focus his time and energy on operating and managing the Company and leverages the Chairman’s experience and perspective.

Board of Directors’ Role in Risk Oversight

Consistent with our leadership structure, our management is charged with the day-to-day management of risks that we face or may face and provides our Board of Directors with quarterly risk assessment and mitigation strategy updates, while our Board of Directors and its committees are responsible for oversight of risk management. The Audit Committee has responsibility for oversight of financial reporting related risks, including those related to our accounting, auditing and financial reporting practices, as well as cybersecurity risks. In addition, the Audit Committee annually reviews and assesses the adequacy of our risk management policies and procedures with regard to identifying our management of financial risks, cybersecurity risks, reviews the quarterly updates on these risks that are received from management, and assesses the adequacy of management’s implementation of appropriate systems to mitigate and manage financial risks. Furthermore, under our Code of Business Conduct and Ethics, the Audit Committee is responsible for considering reports of conflicts of interest involving officers and directors. The Nominating and Governance Committee oversees corporate governance risks, including implementing procedures to ensure that the Board of Directors operates independently of management and without conflicts of interest. In addition, the Nominating and Governance Committee oversees compliance with our Code of Business Conduct and Ethics. The Compensation Committee oversees risks associated with our compensation policies, plans and practices. The Audit Committee, the Nominating and Governance Committee and the Compensation Committee each report to the Board of Directors regarding the foregoing matters, and the Board of Directors approves any changes in corporate policies, including those pertaining to risk management.

The Board of Directors has also adopted a Whistleblower Policy to provide a means by which concerns about actual and suspected violations of laws, governmental rules or regulations; accounting, internal accounting controls or auditing matters; our Code of Business Conduct and Ethics or other policies; and other public interest matters are to be reported. We recognize that individuals may not feel comfortable reporting a matter directly to the appropriate persons at the Company and therefore the Whistleblower Policy provides a mechanism by which a person may report a matter to Nasdaq OMX Group Corporate Services, Inc., a third party retained by us. Under the policy, the Chairperson of the Audit Committee determines whether and, if so, how an investigation is to be conducted and, together with the full Audit Committee in certain instances, resolves reported violations. In all cases, a report of the outcome is to be made to the Board of Directors.

Risk Assessment of Compensation Programs

We have determined that our compensation policies, plans and practices are appropriately balanced and do not create risks that are reasonably likely to have a material adverse effect on our Company. To make this determination, our management reviewed the compensation policies, plans and practices for our executive officers, as well as for all other employees. We assessed the following features of our compensation, plans and practices: design, payment methodology, potential payment volatility, relationship to our financial results, length of performance period, risk-mitigating features, performance measures and goals, oversight and controls, and plan features and values compared to market practices. Based on this annual review, we believe that our compensation policies, plans and practices do not create risks that are reasonably likely to have a material adverse effect on our Company.

Compensation Committee Interlocks and Insider Participation

No member of the Compensation Committee during fiscal year 2025 served as one of our officers, former officers or employees. On November 10, 2025, we entered into a consulting agreement with Kristen Slaoui to provide strategic business development and transaction advisory support services. For additional information regarding Dr. Slaoui’s consulting arrangement with us, see the section entitled “Related-Party Transactions.”

There was no direct or indirect control by the members of the Compensation Committee of the Company. No member of the Compensation Committee, directly or indirectly, is the beneficial owner of more than 10% of the Company’s equity, nor are they an executive officer, employee, director, general partner or a managing member of one or more entities that are together the beneficial owners of more than 10% of the Company’s equity. The Compensation Committee members are not aware of any business or personal relationship between (i) a member of the Compensation Committee and any person who has provided or is providing advice to the

Compensation Committee; and (ii) an executive officer of the Company and any firm or other person who is employed or is employing such person to provide advice to the Compensation Committee. During fiscal year 2025, none of our executive officers served as a member of the compensation committee of any other entity, one of whose executive officers served as a member of our Board of Directors or Compensation Committee, and none of our executive officers served as a member of the Board of Directors of any other entity, one of whose executive officers served as a member of our Compensation Committee.

Hedging and Pledging Prohibitions

As part of our Insider Trading Policy, our employees (including our executive officers) and the non-employee members of our Board of Directors are prohibited from or require pre-clearance approval by our Compliance Officer before: (i) engaging in transactions involving options or other derivative securities on our securities, such as puts and calls, whether on an exchange or in any other market; (ii) engaging in hedging or monetization transactions involving our securities, such as zero-cost collars and forward sale contracts; (iii) engaging in short sales of our securities, including short sales “against the box”; and (iv) using or pledging our securities as collateral in a margin account or as collateral for a loan.

Insider Trading Policy

We have adopted an Insider Trading Policy that governs the purchase, sale and/or other dispositions of our securities by directors, officers and employees. Our Insider Trading Policy also provides that we will not transact in any of our own securities unless in compliance with U.S. securities laws. We believe that our Insider Trading Policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and the Nasdaq listing standards applicable to us. A copy of our Insider Trading Policy is filed as Exhibit 19.1 to our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 24, 2026.

Timing of Equity Grants

We do not time equity grants to take advantage of a depressed stock price or an anticipated increase in stock price and generally grant awards in January and ensure that awards cannot be timed to take advantage of material non-public information. New hire stock awards to employees, including executive officers, are generally granted at the next Board of Directors’ meeting following their start date, and initial awards to non-employee directors are granted on the date of the non-employee director’s initial appointment or election to our Board of Directors.

Compensation Recovery Policy

In August 2023, our Board of Directors adopted a Compensation Recovery Policy intended to comply with applicable SEC rules and Nasdaq listing standards. The Compensation Recovery Policy is administered by our Compensation Committee and enables us to recover from current and former officers, and such additional employees as may be identified by our Compensation Committee from time to time, incentive-based compensation, as defined in the Compensation Recovery Policy, in the event of an accounting restatement resulting from material noncompliance with any financial reporting requirements under federal securities laws. For more information, see the full text of our Compensation Recovery Policy, which is filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 24, 2026.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than 10% of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Such persons are also required to provide us with copies of all such reports filed with the SEC. Based solely upon the information supplied to us by these persons, we are required to report any known failure to file these reports within the specified period. To our knowledge, based solely upon a review of the Section 16(a) reports furnished to us and the written representations of these reporting persons, these persons complied with all filing requirements in a timely fashion for fiscal year 2025.

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

During fiscal year 2025, our named executive officers, who are our principal executive officer and the two most highly compensated executive officers, and their respective positions were as follows: Richard Stewart, former Chief Executive Officer, Erik Atkisson, Chief Legal Officer, and Jaime Xinos, Chief Commercial Officer (collectively referred to herein as the NEOs, or individually as an NEO). Mr. Stewart resigned from his position as Chief Executive Officer on April 17, 2026.

Summary Compensation Table

The following table sets forth information regarding the compensation of our NEOs for each of the fiscal years ended December 31, 2025 and 2024. The components of the compensation reported in the Summary Compensation Table are described below.

Name and Principal Position	Year	Salary ($)		Stock Awards ($)(1)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)(3)	All Other Compensation ($)	Total ($)
Richard Stewart,	2025	615,000		522,900	—	230,625	—	1,368,525
Former Chief Executive Officer	2024	509,879		637,000	206,420	382,253	—	1,735,552
Erik Atkisson	2025	130,255	(4)	853,148	—	—	—	983,403
Chief Legal Officer	—	—		—	—	—	—	—
Jaime Xinos,	2025	450,000		311,000	48,601	135,000	—	944,601
Chief Commercial Officer	2024	414,166		222,950	170,854	248,500	—	1,056,470
(1)
The dollar amounts in this column reflect the aggregate grant date fair value of performance-based restricted stock units, or PSUs, granted during the fiscal year in accordance with Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 718 for stock-based compensation, based upon the probable outcome of the performance conditions as of the grant date. The assumptions used in calculating the grant date fair value of the stock options reported in the Option Awards column are set forth in Note 10 to the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025. These amounts do not correspond to the actual cash value that will be recognized by each of the NEOs when received.
(2)
The dollar amounts in this column reflect the aggregate grant date fair value of shares of common stock subject to stock options granted during the fiscal year in accordance with FASB ASC Topic 718 for stock-based compensation. These amounts do not correspond to the actual cash value that will be recognized by each of the NEOs when received. For a discussion of the assumptions and methodologies used to value the awards reported in this column, see Note 10 to our audited consolidated financial statements, which are included in our Annual Report on Form 10-K for the year ended December 31, 2025.
(3)
The dollar amounts in this column reflect the aggregate non-equity incentive plan compensation earned by each NEO in 2025 and paid in early 2026. For more information, see “—2025 Bonuses” below.
(4)
Mr. Atkisson's employment commenced in October 2025. The dollar amount in this column reflects his 2025 pro-rated salary.

The Compensation Philosophy and 2025 Executive Compensation Program

Our Compensation Committee has adopted a pay for performance philosophy. We do not have any formal policies for allocating compensation among salary, annual cash incentive awards and long-term incentive equity grants, short- and long-term compensation or among cash and non-cash compensation. Instead, our Compensation Committee and our Board of Directors exercise judgment to establish a total compensation program for each NEO that is a mix of current, short- and long-term incentive compensation, and cash and non-cash compensation, that our Compensation Committee and Board of Directors believe is appropriate to achieve the goals of our executive compensation program and our corporate objectives. In setting the elements of compensation, our Compensation Committee considers prior compensation paid and amounts realizable from prior stock-based awards, as well as other benefits provided by the Company. Our 2025 executive compensation program was designed to motivate our executive officers to achieve key business goals and objectives by linking their performance and the Company’s performance to the compensation our executive officers receive. As such, we intend for a significant portion of the total compensation of our executive officers to be based on measures that support our Company goals and objectives over both the long and short term. To strengthen this link, we define clear and measurable quantitative objectives that are designed to foster achievement of results and returns to stockholders. Our Compensation Committee undertakes to maintain an overall compensation structure designed to attract, retain and motivate management and employees by providing appropriate incentives based on individual contribution and performance and avoiding undue emphasis on short-term market value.

Our Compensation Committee engages the services of Aon Human Capital Solutions practice, a division of Aon plc, or Aon, to assist with ensuring that the goals of the compensation program are met and is consistent with the compensation of companies that are similar in size, stage of development and complexity as our Company.

Each compensation element is discussed in more detail below and in the section titled "Summary Compensation Table" above and "Outstanding Equity Awards at Fiscal Year-End" below.

Annual Base Salary

Base salaries for executive officers are reviewed annually in connection with our annual performance review process, and adjusted from time to time to realign salaries with market levels for similar positions at peer companies after taking into account individual responsibilities, performance, experience and other factors. Our Compensation Committee reviews competitive market data prepared by Aon when determining base salaries of our NEOs. Base salaries are targeted to approximately the 50th percentile range of comparable peer companies in aggregate. Salary increases are recommended to, and approved at the discretion of, the Board of Directors. The following table shows the annual base salaries for 2024 and 2025 for our named executive officers:

Name	2025 Base Salary ($)	2024 Base Salary ($)
Richard Stewart	615,000	615,000
Erik Atkisson	440,000	—
Jaime Xinos	450,000	450,000

2025 Equity Awards

Equity awards are granted to executive officers at the discretion of the Compensation Committee. Our Compensation Committee reviews competitive market data prepared by Aon in connection with its grant of long-term equity incentive awards to the named executive officers at the market 50th to 75th percentile which is a higher target than our cash compensation to provide economic value as we are a clinical development-stage specialty pharmaceutical company and have not generated revenue to date. A blended approach of options and PSUs were awarded to attract and retain highly skilled employees and provide long term incentive and performance-based goals which we believe are aligned with motivating our NEOs to enhance stockholder value. Our Compensation Committee believes that this mix of stock options and PSUs is appropriate given the Company's stage of development and the Company's pay for performance philosophy.

In January 2025, the Compensation Committee granted options to purchase 67,500 shares of common stock to Richard Stewart, and 20,000 shares of common stock to Jaime Xinos. The stock options have an exercise price of $3.32 per share, which was the closing price of our stock on the date of grant, and vest for Mr. Stewart as to one-third of the total on August 26, 2025, and thereafter vest in equal monthly installments over 24 months; and vest for Ms. Xinos as to one-fourth of the total on December 6, 2025, and thereafter vest in equal monthly installments over 36 months. The Compensation Committee also granted 157,500 PSUs to Richard Stewart that vested as to 100% on the acceptance of our New Drug Application, or NDA, for cytisinicline with the U.S. Food and Drug Administration, or FDA and 100,000 PSUs to Ms. Xinos that vested as to 20% on the acceptance of our NDA for cytisinicline with the FDA; 80% on the FDA approval of the NDA; or 100% upon consummation of a corporate transaction, in each case within the applicable performance period specified in the award agreement. The Compensation Committee determined these goals were rigorous, but achievable, and as the NDA submission and acceptance is our next pivotal stage for the advancement of cytisinicline, will provide value to our stockholders and reflect our commitment to move cytisinicline to commercialization. In December 2025, the Compensation Committee granted an option to purchase 250,000 shares of common stock to Erik Atkisson as an inducement to his employment. The stock options have an exercise price of $4.78 per share, which was the closing price of our stock on the date of grant, and vest as to one-fourth on October 20, 2026, and thereafter vest in equal monthly installments over 36 months.

2025 Bonuses

Annual cash bonuses for our executive officers are based on the achievement of corporate performance objectives that our Compensation Committee determined were rigorous, but achievable. In 2025, these goals included the achievement of an NDA submission accepted by the FDA for filing, CMC and commercial readiness activities for cytisinicline launch, and stretch goals that would have significant US public health impact. Our Compensation Committee determined that in aggregate, 75% of our 2025 corporate performance objectives were achieved.

With respect to the payment of these bonuses, Mr. Stewart’s target bonus was equal to 50% of his annual base salary of $615,000 and Ms. Xinos’ target bonus was equal to 40% of her annual base salary of $450,000. Mr. Atkisson commenced employment in October 2025 and was not eligible for a bonus. The aggregate 2025 non-equity incentive compensation awarded to each of these individuals is equal to 75% of their target bonus, which reflects the achievement level of our 2025 corporate goals.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information regarding the outstanding equity awards held by the NEOs as of December 31, 2025.

	OPTION AWARDS					STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date		Number of Unearned Shares, Units or Other Rights that Have Not Vested (#)		Market Value of Unearned Shares, Units, or Other Rights that Have Not Vested ($)	Number of Shares or Units or Other Rights that Have Not Vested(#)	Market Value of Shares or Units or Other Rights that Have Not Vested ($)
Richard Stewart,	2,600	—	67.40	07/26/28	(1)	—		—	—	—
Former Chief Executive	5,050	—	51.20	09/20/28	(2)	—		—	—	—
Officer	3,750	—	28.40	01/29/29	(3)	—		—	—	—
	1,250	—	28.40	01/29/29	(4)	—		—	—	—
	22,500	—	11.20	01/28/30	(5)	—		—	—	—
	15,000	—	10.36	11/16/30	(6)	—		—	—	—
	50,000	—	13.09	01/26/31	(7)	—		—	—	—
	45,000	—	8.26	01/03/32	(8)	—		—	—	—
	72,917	2,083	4.90	01/25/33	(9)	—		—	—	—
	38,333	21,667	4.55	01/22/34	(10)	—		—	—	—
	—	—	—	—		75,000	(11)	372,750	—	—

Erik Atkisson,	—	250,000	4.78	12/04/35	(12)	—		—	—	—
Chief Legal Officer

Jaime Xinos,	1,370	—	578.00	08/01/27	(13)
Chief Commercial	1,000	—	67.40	07/26/28	(1)	—		—	—	—
Officer	1,850	—	51.20	09/20/28	(2)	—		—	—	—
	1,500	—	28.40	01/29/29	(3)	—		—	—	—
	500	—	28.40	01/29/29	(4)	—		—	—	—
	10,000	—	11.20	01/28/30	(5)	—		—	—	—
	12,000	—	10.36	11/16/30	(6)	—		—	—	—
	25,000	—	13.09	01/26/31	(7)	—		—	—	—
	22,500	—	8.26	01/03/32	(8)	—		—	—	—
	31,597	903	4.90	01/25/33	(9)	—		—	—	—
	13,417	7,583	4.55	01/22/34	(10)	—		—	—	—
	7,500	22,500	4.52	12/06/34	(14)	—		—	—	—
	5,000	15,000	3.32	01/13/35	(15)	—		—	—	—
	—	—	—	—		32,500	(11)	161,525	—	—
	—	—	—	—		80,000	(16)	397,600	—	—

(1)
These stock options were granted under the 2017 Equity Incentive Plan and were fully vested on July 26, 2022.
(2)
These stock options were granted under the 2018 Equity Incentive Plan and were fully vested on September 20, 2022.
(3)
These stock options were granted under the 2018 Equity Incentive Plan and were fully vested on January 29, 2023.
(4)
These stock options were granted under the 2018 Equity Incentive Plan and vested on June 12, 2021.
(5)
These stock options were granted under the 2018 Equity Incentive Plan and were fully vested on January 28, 2024.
(6)
These stock options were granted under the 2018 Equity Incentive Plan and were fully vested on June 30, 2023.
(7)
These stock options were granted under the 2018 Equity Incentive Plan and were fully vested on January 26, 2025.
(8)
These stock options were granted under the 2018 Equity Incentive Plan and were fully vested on January 3, 2025.
(9)
These stock options were granted under the 2018 Equity Incentive Plan and vested as to one-third on January 25, 2024 and then vest monthly over a 24-month period.
(10)
These stock options were granted under the 2018 Equity Incentive Plan and vested as to one-third on January 22, 2025 and then vest monthly over a 24-month period.
(11)
These PSUs were granted under the 2018 Equity Incentive Plan and vest as to 50% upon the filing of a NDA for cytisinicline with the FDA, within the applicable performance period specified in the award agreements, and 50% upon FDA acceptance of the NDA within 60 days of submission; or 100% upon either marketing approval of cytisinicline by the FDA or an acquisition of us occurring within the applicable performance period specified in the award agreements.
(12)
These stock options were granted under the 2024 Equity Inducement Plan and vest as to one-fourth on October 20, 2026 and then vest monthly over a 36-month period.

(13)
These stock options were granted under the 2017 Equity Incentive Plan and were fully vested on August 15, 2021.
(14)
These stock options were granted under the 2018 Equity Incentive Plan and vest as to one-fourth on December 6, 2025 and then vest monthly over a 36-month period.
(15)
These stock options were granted under the 2018 Equity Incentive Plan and vest as to one-fourth on December 6, 2025 and then vest monthly over a 36-month period.
(16)
These PSUs were granted under the 2018 Equity Incentive Plan and vest as to 20% upon the acceptance of a NDA for cytisinicline by the FDA; and 80% upon approval of cytisinicline for smoking cessation by FDA.

Potential Payments Upon Termination/Change of Control

Change of Control Under Our Equity Compensation Plans

The following discussion sets forth the change of control provisions provided for in our various equity compensation plans.

2017 Equity Incentive Plan

Under the 2017 Equity Incentive Plan, or the 2017 Plan, unless otherwise determined by our Compensation Committee, all outstanding awards will be subject to the agreement governing the change of control transaction. Such agreement need not treat all such awards in an identical manner, and it will provide for one or more of the following with respect to each award: the continuation of the award, the assumption of the award, the substitution of the award, the full or partial acceleration of the award, the settlement of the award in cash, cash equivalents or securities of the successor entity (or its parent, if any) or the cancellation of the award in exchange for no consideration. In the event the successor corporation in the change of control transaction refuses to either assume, convert, replace or substitute awards, then our Compensation Committee will notify the award holder in writing or electronically that such award will be exercisable for a period of time determined by our Compensation Committee (in its sole discretion) and that the award will terminate upon expiration of such period. Upon the effectiveness of our 2018 Equity Incentive Plan, we ceased granting equity awards under our 2017 Plan.

In addition, in the event of a change of control, the vesting of all awards granted to our non-employee directors shall accelerate and any stock option shall become exercisable (as applicable) in full as of the time of consummation of such change in control transaction.

2018 Equity Incentive Plan

Under the 2018 Equity Incentive Plan, unless otherwise determined by our Compensation Committee, all outstanding awards will be subject to the agreement governing the change of control transaction. Such agreement need not treat all such awards in an identical manner, and it will provide for one or more of the following with respect to each award: the continuation of the award, the assumption of the award, the substitution of the award, the full or partial acceleration of the award, the settlement of the award in cash, equivalents or securities of the successor entity (or its parent, if any) or the cancellation of the award in exchange for no consideration. In the event the successor corporation in the change of control transaction refuses to either assume, convert, replace or substitute awards, then our Compensation Committee will notify the award holder in writing or electronically that such award will be exercisable for a period of time determined by our Compensation Committee (in its sole discretion) and that the award will terminate upon expiration of such period.

In addition, in the event of a change of control, the vesting of all awards granted to our non-employee directors shall accelerate and any stock options shall become exercisable in full as of the time of consummation of such change in control transaction.

2023 Non-Employee Director Equity Incentive Plan

Under the 2023 Non-Employee Director Equity Incentive Plan, unless otherwise determined by our Compensation Committee, all outstanding awards will be subject to the agreement governing such change of control transaction. Such agreement need not treat all such awards in an identical manner, and it will provide for one or more of the following with respect to each award: the continuation of the award, the assumption of the award, the substitution of the award, the settlement of the award in cash, equivalents or securities of the successor entity (or its parent, if any). In addition, in the event of a change of control, the vesting of all awards granted to our non-employee directors shall accelerate and any stock options shall become exercisable in full as of the time of consummation of such change in control transaction.

Termination and Change of Control Provisions Under Employment Agreements

During the year ended December 31, 2025, we had at-will employment agreements in place with each of our NEOs that provided for compensation upon the termination of their employment under certain circumstances, as described below.

Stewart Agreement

Our agreement (through a United Kingdom subsidiary) with Richard Stewart, referred to as the Stewart Agreement, provided Mr. Stewart with termination benefits in the event of a Qualifying Termination, which is a termination without cause or for good reason (each as defined in the Stewart Agreement), provided that, in the case of termination for good reason, Mr. Stewart provided us within 60 days of becoming aware of conditions giving rise to a good reason written notice and an opportunity to cure such breach within 30 days of being served the notice.

The Stewart Agreement provided that if a Qualifying Termination occurred, we were obligated to pay Mr. Stewart a lump sum payment equal to 18 months of his then-current base salary and continue paying his monthly health insurance premiums for a period determined by us, not to exceed the applicable COBRA continuation period. Notwithstanding the terms of any of our equity compensation plans or any agreement in connection with such plans, if there was a Qualifying Termination, each of Mr. Stewart’s then outstanding equity awards, including awards that would otherwise vest only upon satisfaction of performance criteria, accelerated and became vested and exercisable as to an additional 18 months as if Mr. Stewart had continued in employment for 18 months following his Qualifying Termination.

The Stewart Agreement provided for specific termination benefits upon a Qualifying Termination that occurred within 12 months after the Company was subject to a corporate transaction, or Corporate Qualifying Termination. Upon such a Corporate Qualifying Termination, we would be obligated to pay Mr. Stewart a lump sum equal to (i) his monthly salary at the rate in effect immediately prior to the termination multiplied by 24, plus (ii) 100% of his target annual bonus for the year during which the termination occurred. In addition, we would be obligated to continue payment of his health insurance premiums for a period determined by us, not to exceed the applicable COBRA continuation period, subject to certain limitations. Notwithstanding the terms of any of our equity compensation plans or any agreement in connection with such plans, upon a Corporate Qualifying Termination, each of Mr. Stewart’s then outstanding equity awards, including awards that would otherwise vest only upon satisfaction of performance criteria, would accelerate and become vested and exercisable as to 100% of the then unvested shares subject to the equity award, effective as of Mr. Stewart’s separation from service.

On April 15, 2026, Mr. Stewart informed our Board of Directors of his intention to step down from his position as our Chief Executive Officer and President, effective as of April 18, 2026 (the “Separation Date”). In connection with his separation, we and Mr. Stewart expect to enter into a Settlement Agreement (the “Separation Agreement”) that provides for payment consistent with the terms of the Stewart Agreement.

All termination benefits in the event of a Qualifying Termination or a Corporate Qualifying Termination are subject to Mr. Stewart’s execution, delivery and non-revocation of a general release of all litigation and other claims against us and our affiliates.

Atkisson Agreement

Our agreement with Erik Atkisson, referred to as the Atkisson Agreement, provides Mr. Atkisson with termination benefits in the event of an Involuntary Termination, which is a termination without cause, a resignation for good reason or a termination for disability (each as defined in the Atkisson Agreement), provided that, in the case of termination for good reason, Mr. Atkisson has provided us with 30 days’ advance written notice and an opportunity to cure such breach during such 30-day period.

The Atkisson Agreement provides that if an Involuntary Termination occurs, we will be obligated to pay Mr. Atkisson a lump sum payment equal to 12 months of his then-current base salary. In addition, if Mr. Atkisson elects to continue his and his dependents’ health insurance coverage under COBRA, we must pay up to 12 months of Mr. Atkisson's monthly premium under COBRA. Notwithstanding the terms of any of our equity compensation plans or any agreement in connection with such plans, if there is an Involuntary Termination, then the time-based vesting restrictions, if any, will immediately lapse on an additional number of shares under all of Mr. Atkisson’s outstanding compensatory equity awards, which includes outstanding stock options granted to Mr. Atkisson under our equity compensation plans, that would have time-vested if Mr. Atkisson had continued in employment for 12 months following his Involuntary Termination.

The Atkisson Agreement provides for specific termination benefits if an Involuntary Termination occurs during the period beginning three months before and ending 12 months after a change in control or if such Involuntary Termination is required by the merger agreement, purchase agreement or other instrument relating to such change in control, or such Involuntary Termination is made at the express request of the other party or parties to the transaction constituting such change in control, each of which events is referred to as a Change in Control Termination. Upon such a Change in Control Termination, we will be obligated to pay Mr. Atkisson 24 months of his then-current base salary, plus a sum equal to 24 months of his average monthly bonus earnings, where such average is calculated over the 24-month period immediately preceding Mr. Atkisson's separation from services and based on Mr. Atkisson's bonuses paid in such 24-month period. In addition, our payment of monthly COBRA premiums as described above will be for up to 24 months instead of up to 12 months. Notwithstanding the terms of any of our equity compensation plans or any agreement in connection with such plans, upon a Change in Control Termination, all vesting restrictions, if any, including performance vesting restrictions, will immediately lapse on all of Mr. Atkisson's compensatory equity effective as of his separation from service.

All termination benefits in the event of an Involuntary Termination or Change in Control Termination are subject to Mr. Atkisson's execution, delivery and non-revocation of a general release of all litigation and other claims against us and our affiliates.

Xinos Agreement

Our agreement with Jaime Xinos, referred to as the Xinos Agreement, provides Ms. Xinos with termination benefits in the event of an Involuntary Termination, which is a termination without cause, a resignation for good reason or a termination for disability (each as defined in the Xinos Agreement), provided that, in the case of termination for good reason, Ms. Xinos has provided us with 30 days’ advance written notice and an opportunity to cure such breach during such 30-day period.

The Xinos Agreement provides that if an Involuntary Termination occurs, we will be obligated to pay Ms. Xinos a lump sum payment equal to 12 months of her then-current base salary. In addition, if Ms. Xinos elects to continue her and her dependents’ health insurance coverage under COBRA, we must pay up to 12 months of Ms. Xinos’ monthly premium under COBRA. Notwithstanding the terms of any of our equity compensation plans or any agreement in connection with such plans, if there is an Involuntary Termination, then the time-based vesting restrictions, if any, will immediately lapse on an additional number of shares under all of Ms. Xinos’ outstanding compensatory equity awards, which includes outstanding stock options granted to Ms. Xinos under our equity compensation plans, that would have time-vested if Ms. Xinos had continued in employment for 12 months following her Involuntary Termination.

The Xinos Agreement provides for specific termination benefits if an Involuntary Termination occurs during the period beginning three months before and ending 12 months after a change in control or if such Involuntary Termination is required by the merger agreement, purchase agreement or other instrument relating to such change in control, or such Involuntary Termination is made at the express request of the other party or parties to the transaction constituting such change in control, each of which events is referred to as a Change in Control Termination. Upon such a Change in Control Termination, we will be obligated to pay Ms. Xinos 24 months of her then-current base salary, plus a sum equal to 24 months of her average monthly bonus earnings, where such average is calculated over the 24-month period immediately preceding Ms. Xinos’ separation from services and based on Ms. Xinos’ bonuses paid in such 24-month period. In addition, our payment of monthly COBRA premiums as described above will be for up to 24 months instead of up to 12 months. Notwithstanding the terms of any of our equity compensation plans or any agreement in connection with such plans, upon a Change in Control Termination, all vesting restrictions, if any, including performance vesting restrictions, will immediately lapse on all of Ms. Xinos’ compensatory equity effective as of her separation from service.

All termination benefits in the event of an Involuntary Termination or Change in Control Termination are subject to Ms. Xinos’ execution, delivery and non-revocation of a general release of all litigation and other claims against us and our affiliates.

Non-Employee Director Compensation

Director Compensation Overview

The charter of the Compensation Committee provides that the Compensation Committee is to recommend to the Board of Directors matters related to director compensation. The director compensation package for non-employee directors consists of annual cash compensation and stock options exercisable to purchase shares of our common stock. None of our employees who also serve as directors are entitled to receive compensation for service as a director. Therefore, Richard Stewart did not receive compensation for his service as a director and during his employment as Chief Executive Officer, and Cindy Jacobs did not receive compensation for her service as a director during her employment as President and Chief Medical Officer.

Director Compensation Policy

2025 Director Compensation

As part of its evaluation of compensation levels for the 2025 fiscal year, the Compensation Committee recommended, and the Board of Directors approved, the retention of Aon to review compensation levels of our independent directors and committee members. Aon was instructed to benchmark and make recommendations regarding the annual retainer amounts for directors and chairpersons of the Board of Directors and the various committees, as well as the amounts and terms of initial and annual long-term equity incentive awards for directors. On recommendation by Aon in 2024, the equity compensation and cash compensation for non-employee directors in connection with their service on the Board of Directors in 2025 is as follows:

•
An annual retainer of $60,000 to be paid to the Lead Independent Director and $40,000 to be paid to all other non-employee directors. These retainers were paid in quarterly installments, with the Lead Independent Director retainer paid to Mr. King between August 2024 to June 2025 when he served as Interim Executive Chairman. Each quarterly payment was conditioned on the director remaining a director on the date of actual payment, which was typically within 10 days following the completion of the respective calendar quarter. Retainers are pro-rated for the portion of the year during which a director was on the Board of Directors. These annual retainers have remained the same since 2017.
•
Additional annual cash compensation for the chairpersons and members of each committee as set forth in the following table, are the same as the previous year, and are paid on the same schedule and terms as the non-employee director compensation described above:

	Chairperson	Other Members
Audit Committee	$15,000	$7,500
Compensation Committee	$10,000	$5,000
Nominating and Governance Committee	$7,500	$3,500

•
Any new director would have received a one-time initial grant of a stock option to acquire 47,250 shares of our common stock upon becoming a director, which would vest monthly over three years from the date of grant, subject to continued service as a director.
•
In June 2025, each director then seated received a grant of a stock option to acquire 31,500 shares of our common stock, with 100% vesting on the earlier of June 6, 2026 or the date immediately prior to our 2026 annual meeting of stockholders, subject to the grantee’s continued service as a director.

Director Compensation Paid for 2025

The following table summarizes all compensation earned or awarded to non-employee directors who served during 2025 as compensation for board service during the 2025 fiscal year. Mr. King became a non-employee director and independent Chairman of the Board in June 2025 following his time as Interim Executive Chairman.

	Fees Earned or Paid in Cash	Option Awards	All other compensation	Total
Name	($)	($)(1)(2)	($)(3)	($)
Stuart Duty	58,500	81,930	—	140,430
Thomas B. King(3)	34,286	81,930	—	116,216
Vaughn Himes(4)	—	—	—	—
Bridget Martell	53,750	81,930	—	135,680
Thomas Sellig	57,500	81,930	—	139,430
Nancy Phelan	50,417	190,845	—	241,262
Kristen Slaoui(5)	47,083	190,845	22,000	259,928
(1)
The dollar amounts reflect the aggregate grant date fair value of equity awards granted within the fiscal year in accordance with FASB ASC Topic 718 for stock-based compensation. These amounts do not correspond to the actual cash value that will be recognized by the directors when received. Assumptions used in the calculation of the amounts in this column are included in Note 10 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025. As of December 31, 2025, the following directors had the following numbers of options outstanding:
•
Stuart Duty: options to purchase 110,250 shares of our common stock, of which 74,813 were vested as of December 31, 2025.

•
Thomas B. King: options to purchase 110,250 shares of our common stock, of which 74,813 were vested as of December 31, 2025.
•
Bridget Martell: options to purchase 104,550 shares of our common stock, of which 73,050 were vested as of December 31, 2025.
•
Thomas Sellig: options to purchase 110,250 shares of our common stock, of which 74,813 were vested as of December 31, 2025.
•
Nancy R. Phelan: options to purchase 78,750 shares of our common stock, of which 14,438 were vested as of December 31, 2025.
•
Kristen Slaoui: options to purchase 78,750 shares of our common stock, of which 14,438 were vested as of December 31, 2025.
(2)
Options to purchase an aggregate of 189,000 shares of our common stock were granted on June 6, 2025 to each of Messrs. Duty, King, and Sellig, Drs. Martell and Slaoui, and Ms. Phelan under our 2018 Equity Incentive Plan. The shares subject to these options will vest 100% on June 6, 2026. Options to purchase an aggregate of 94,500 shares of our common stock were granted on January 13, 2025 to each of Ms. Phelan and Dr. Slaoui under our 2018 Equity Incentive Plan and vest over 36 months commencing January 6, 2025.
(3)
Mr. King received compensation as a director commencing June 2025 following his employment as Interim Executive Chairman.
(4)
Dr. Himes resigned as a member of the Board of Directors in January 2025.
(5)
Dr. Slaoui received compensation pursuant to a consulting agreement entered into with us in 2025. For additional information regarding Dr Slaoui's consulting arrangement with us, see the section entitled “Related-Party Transactions.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of our common stock by the following persons as of April 20, 2026, except as otherwise noted in the footnotes to the table:

•
each person, entity or group who we know to beneficially own five percent or more of our voting securities;
•
each of our directors;
•
each of our NEOs identified in the Summary Compensation Table; and
•
all of our directors and executive officers as a group.

The address of each beneficial owner listed in the table is c/o Achieve Life Sciences, Inc., 22722 29th Drive SE, Suite 100, Bothell, Washington 98021. The percentages in the table below are based on 102,659,057 shares of our common stock outstanding as of April 20, 2026. Except as indicated in the footnotes to the table and pursuant to applicable community property laws, to our knowledge, each stockholder named in the table has sole voting and investment power with respect to the shares set forth opposite such stockholder’s name. The information provided in the table is based on our records and information filed with the SEC, unless otherwise noted.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership(a)	Percent of Class(%)(a)
5% or Greater Stockholders:
venBio Global Strategic Fund V, L.P.(1)	10,163,246	9.99
Paradigm BioCapital International Fund Ltd.(2)	9,903,712	9.65
Franklin Resources, Inc.(3)	8,294,915	8.08
Frazier Life Sciences (4)	7,464,836	7.27
TPG LSI Rise Auriga L.P.(5)	6,877,580	6.70
Venrock Healthcare Capital Partners III, L.P.(6)	5,502,064	5.36
Named Executive Officers and Directors:
Erik Atkisson	—	*
Stuart Duty(7)	110,250	*
Andrew Goldberg	—	*
Lucian Iancovici	—	*
Thomas B. King(8)	425,392	*
Bridget Martell(9)	104,550	*
Nancy R. Phelan(10)	53,813	*
Aaron Royston	—	*
Thomas Sellig(11)	110,250	*
Kristen Slaoui(12)	53,813	*
Richard Stewart(13)	506,933	*
Jaime Xinos(14)	217,735	*
All current officers and directors as a group (16 persons)(15)	1,988,711	2

* Less than 1%

(a)
Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, common warrants and pre-funded warrants currently exercisable, or exercisable within 60 days of April 20, 2026, are deemed outstanding for computing the percentage of the person holding such options, common warrants or pre-funded warrants but are not deemed outstanding for computing the percentage of any other person.
(1)
Based on the Schedule 13D filed by venBio Global Strategic Fund V, L.P. ("venBio Fund") and venBio Global Strategic GP V, LLC ("General Partner V"), venBio Fund entered into a securities purchase agreement on April 15, 2026 and directly holds 5,914,720 shares of common stock. In addition to the aforementioned securities, venBio Fund owns an aggregate of 4,822,597 shares of common stock that venBio Fund has the right to acquire within 60 days upon exercise of common warrants. As reported in the statement, the common warrants are subject to a beneficial ownership limitation, such that the holders may not exercise the warrants to the extent such exercise would result in the holders or any member of the holder’s Section 13(d) affiliate “group” beneficially owning more than 9.99% of our common stock. In this regard, the beneficial ownership reflected in the table above includes an aggregate of 4,248,526 shares underlying common warrants that are held by venBio Fund and are deemed exercisable for shares of common stock within the beneficial ownership limitation, and it excludes an aggregate of 574,071 shares underlying such common warrants. Aaron Royston, a member of our board of directors, Robert Adelman and Corey Goodman are each a member of General Partner V and may be deemed to share voting and dispositive power over the shares held by venBio Fund. The address is 1700 Owens Street, Suite 595, San Francisco, CA 94158.
(2)
Based on a Schedule 13G filed by Paradigm BioCapital Advisors LP (the "Adviser"), Paradigm BioCapital Advisors GP LLC (the "Adviser GP"), Senai Asefaw, M.D. ("Senai Asefaw"), and Paradigm BioCapital International Fund Ltd. (the "Fund"). The Fund is a private investment vehicle. The Fund and one or more separately managed accounts managed by the Adviser (the "Account") directly beneficially own the common stock as reported. The Fund beneficially owns 4,343,768 shares of common stock and an additional 4,343,768 shares of common stock underlying common warrants and the Account beneficially owns 608,088 shares of common stock and an additional 608,088 shares of common stock underlying the common warrants. The Adviser is the investment manager of the Fund and the Account. The Adviser GP is the general partner of the Adviser. Senai Asefaw is the managing member of the Adviser GP. The Adviser, the Adviser GP and Senai Asefaw may be deemed to beneficially own the common stock directly beneficially owned by the Fund and the Account. The address of the Fund is c/o Walkers, 190 Elgin Avenue, George Town, Grand Cayman KY1-9001, Cayman Islands. The address of the Adviser, the Adviser GP and Senai Asefaw is 767 Third Avenue, 17th Floor, New York, NY 10017.
(3)
Based together on the investment in our April 2026 private placement described under the heading "Certain Relationships and Related Transactions, and Director Independence—Sales of Securities—April 2026 Private Placement" and on a Schedule 13G filed by Franklin Resources, Inc. ("FRI"); Charles B. Johnson ("C. Johnson"); Rupert H. Johnson, Jr. ("R. Johnson"); and Franklin Advisers, Inc. Franklin Advisers, Inc. owns 6,369,193 shares of common stock which includes 2,000,000 shares of common stock issuable on the exercise of common warrants. C. Johnson and R. Johnson may each own in excess of 10% of the outstanding common stock of FRI and are the principal stockholders of FRI. The securities reported are beneficially owned by one or more open or closed end investment companies or other managed accounts that are investment management clients of investment managers that are direct and indirect subsidiaries of FRI. The investment management subsidiaries may be deemed to be the beneficial owners in this Schedule 13G. The address for FRI is One Franklin Parkway, San Mateo, CA 94403-1906.
(4)
Based on a Schedule 13G filed by Frazier Life Sciences Public Fund, L.P. ("FLSPF"); FHMLSP, L.P.; FHMLSP, L.L.C.; Frazier Life Sciences XI, L.P. ("FLS XI"); FHMLS XI, L.P.; FHMLS XI, L.L.C.; Frazier Life Sciences XII, L.P. ("FLS XII"); FHMLS XII, L.P.; FHMLS XII, L.L.C. FLSPF directly holds 6,625,788 shares of common stock, pre-funded warrants to purchase 89,204 shares of common stock and common warrants to purchase 6,714,992 shares of common stock, FLS XI directly holds 61,958 shares of common stock, pre-funded warrants to purchase 834 shares of common stock and common warrants to purchase 62,792 shares of common stock, and FLS XII directly holds 777,090 shares of common stock, pre-funded warrants to purchase 10,462 shares of common stock and common warrants to purchase 787,552 shares of common stock. As reported in the statement, the common warrants and pre-funded warrants are subject to a beneficial ownership limitation, such that the holders may not exercise the common warrants or pre-funded warrants to the extent such exercise would result in the holders or any member of the holder’s Section 13(d) affiliate “group” (as such term is used in Rule 13d-5 of the Exchange Act) beneficially owning more than 9.99% of our common stock. FHMLSP, L.P. is the general partner of FLSPF and the general partner of FHMLSP, L.P. is FHMLSP, L.L.C., which is managed by an investment committee of four that acts by majority vote. Accordingly, no members of such committee are attributed beneficial ownership of the securities directly held by FLSPF. FHMLS XI, L.P. is the general partner of FLS XI and the general partner of FHMLS XI, L.P. is FHMLS XI, L.L.C., which is managed by an investment committee of three that acts by majority vote. Accordingly, no members of such committee are attributed beneficial ownership of the securities directly held by FLS XI. FHMLS XII, L.P. is the general partner of FLS XII and the general partner of FHMLS XII, L.P. is FHMLS XII, L.L.C., which is managed by an investment committee of three that acts by majority vote. Accordingly, no members of such committee are attributed beneficial ownership of the securities directly held by FLS XII. The address for each of the reporting persons is c/o Frazier Life Sciences Management, L.P., 1001 Page Mill Rd, Building 4, Suite 200B, Palo Alto, CA 94304.
(5)
Based solely on the investment in our April 2026 private placement described under the heading "Certain Relationships and Related Transactions, and Director Independence—Sales of Securities—April 2026 Private Placement." The common warrants are subject to a beneficial ownership limitation, such that the holders may not exercise the warrants to the extent such exercise would result in the holders or any member of the holder’s Section 13(d) affiliate “group” beneficially owning more than 19.99% of our common stock.
(6)
Based on a Schedule 13G filed by Venrock Healthcare Capital Partners III, L.P. ("VHCP III"); VHCP Co-Investment Holdings III, LLC ("VHCP Co-Investment III"); Venrock Healthcare Capital Partners EG, L.P. ("VHCP EG"); VHCP Management III, LLC (VHCP Management III"); VHCP Management EG, LLC ("VHCP Management EG"); Nimish Shah ("Shah"); and Bong Y. Koh ("Koh"). The reporting persons' ownership consists of (i) 1,843,960 shares of common stock and common warrants immediately exercisable for up to 1,843,960 shares of common stock held by VHCP III, (ii) 184,376 shares of common stock and common warrants immediately exercisable for up to 184,376 shares of common stock held by VHCP Co-Investment III, and (iii) 722,696 shares of common stock and common warrants immediately exercisable for up to 722,696 shares of common stock held by held by VHCP EG. VHCP Management III is the general partner of VHCP III and the manager of VHCP Co-Investment III. VHCP Management EG is the general partner of VHCP EG. Messrs. Shah and Koh are the voting members of VHCP Management III and VHCP Management EG. As reported in the statement, the warrants are subject to a beneficial ownership limitation, such that the holders may not exercise the warrants to the extent such exercise would result in the holders or any member of the holder’s Section 13(d) affiliate “group” (as such term is used in Rule 13d-5 of the Exchange Act) beneficially owning more than 9.99% of our common stock. The New York address is 7 Bryant Park, 23rd Floor, New York, NY 10018 and the Palo Alto address is 3340 Hillview Avenue Palo Alto, CA 94304.
(7)
Represents options to purchase 110,250 shares of our common stock exercisable within 60 days of April 20, 2026.
(8)
Represents 315,142 shares of common stock owned directly, and options to purchase 110,250 shares of our common stock exercisable within 60 days of April 20, 2026.
(9)
Represents options to purchase 104,550 shares of our common stock exercisable within 60 days of April 20, 2026.
(10)
Represents options to purchase 53,813 shares of our common stock exercisable within 60 days of April 20, 2026.
(11)
Represents options to purchase 110,250 shares of our common stock exercisable within 60 days of April 20, 2026.
(12)
Represents options to purchase 53,813 shares of our common stock exercisable within 60 days of April 20, 2026.
(13)
Represents 228,875 shares of common stock owned directly, common warrants to purchase 10,000 shares of our common stock, options to purchase 266,817 shares of our common stock exercisable within 60 days of April 20, 2026, and 359 shares owned indirectly by his spouse, and 882 shares owned indirectly through Ricanto Limited, of which Mr. Stewart is the principal owner.
(14)
Represents 74,432 shares of common stock owned directly, and options to purchase 143,303 shares of our common stock exercisable within 60 days of April 20, 2026.
(15)
Represents for the current officers and directors as a group, 882,296 shares of common stock owned directly or indirectly as indicated above, and options to purchase 1,106,415 shares of common stock exercisable within 60 days of April 20, 2026.

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

For descriptions of the 2010 Performance Incentive Plan, the 2017 Equity Incentive Plan, the 2018 Equity Incentive Plan and the 2023 Non-Employee Director Equity Incentive Plan, see Note 10 to the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Other than compensation arrangements for our directors and named executive officers, or NEOs, which are described in “Item 10. Directors, Executive Officers and Corporate Governance” and “Item 11. Executive Compensation”, below we describe transactions since January 1, 2025 to which we were a party or will be a party, in which:

•
the amounts involved exceeded or will exceed $120,000; and
•
any of our directors, executive officers or holders of more than 5% of our capital stock, or any member of the immediate family of, or person sharing the household with, the foregoing persons, had or will have a direct or indirect material interest.

Related-Party Transactions

Our Audit Committee is responsible for reviewing and approving all related-party transactions and conflict of interest situations involving a principal stockholder, a member of the Board of Directors or senior management. From September 25, 2025 to December 22, 2025, we entered into three development agreements, or the Adare Agreements, with Adare Pharma Solutions, or Adare, to perform analytical and drug product development for cytisinicline. Thomas Sellig is the current Chief Executive Officer of Adare. Mr. Sellig is also a member of our Board of Directors, chairs the Compensation Committee and is a member of the Audit Committee. Mr. Sellig was recused from our Audit Committee's review and approval of the Adare Agreements.

We expect to incur approximately $3.2 million in expenses over the term of the Adare Agreements. Adare will invoice us for work completed under the agreements based on standard industry payment terms. Pursuant to the Adare Agreements, from January 1, 2025 to April 20, 2026, we have paid approximately $0.5 million to Adare, which does not exceed 5% of Adare’s consolidated gross revenues pursuant to Nasdaq Rule 5605(a)(2)(E).

On November 10, 2025, we entered into a consulting agreement with Kristen Slaoui to provide strategic business development and transaction advisory support services, pursuant to which Dr. Slaoui received $8,250 per month in compensation. Dr. Slaoui is a member of our Board of Directors, our Compensation Committee and our Nominating and Governance Committee. We incurred consulting fees from Dr. Slaoui of $13,750 for the year ended December 31, 2025. As of December 31, 2025, we recorded amounts payable to Dr. Slaoui of $8,250 in accounts payable and $5,500 in accrued liabilities on our balance sheet.

Sales of Securities

June 2025 Public Offering

On June 26, 2025, we entered into an underwriting agreement, or Underwriting Agreement, with Citizens JMP Securities, LLC and Raymond James & Associates, Inc., or the Underwriters, as representatives of the underwriters, pursuant to which we agreed to issue and sell to the Underwriters 15,000,000 shares of our common stock, and accompanying common warrants to purchase up to 15,000,000 shares of common stock or pre-funded warrants to purchase shares of our common stock in lieu thereof. The shares and accompanying warrants were sold collectively at a public offering price of $3.00 per share and accompanying warrant. Each accompanying warrant is exercisable, at the purchaser’s election, for either warrant shares at an exercise price of $3.00 per share or for pre-funded warrants at an exercise price of $2.999 per pre-funded warrant. The accompanying warrants are exercisable any time after the date of issuance, subject to certain ownership limitations, and will expire on the fifth anniversary of the date of issuance. The June 2025 public offering raised total gross proceeds of approximately $45.0 million, and after deducting approximately $3.8 million in underwriting discounts and offering expenses, we received net proceeds of approximately $41.2 million.

Pursuant to the June 2025 public offering, on June 30, 2025, (a) Franklin Advisers, Inc. purchased 2,000,000 shares of our common stock and accompanying common warrants, for an aggregate purchase price of $6,000,000; and (b) Alyeska Investment Group, L.P. purchased 2,333,333 shares of our common stock and accompanying common warrants, for an aggregate purchase price of $6,999,999. The terms of such parties' participation in the offering were identical to those available to all other investors in the offering.

April 2026 Private Placement

On April 15, 2026, we entered a securities purchase agreement with certain institutional and accredited investors, pursuant to which we agreed to issue and sell to the investors in a private placement an aggregate of (i) 49,418,069 shares of our common stock, and, in lieu of shares for an investor, pre-funded warrants to purchase up to 100,500 shares of our common stock, and (ii) accompanying warrants to purchase up to 49,518,569 shares of our common stock or pre-funded warrants to purchase our common stock at a collective purchase price of (a) $3.635 per combination of shares and accompanying common warrants or (b) $3.634 per combination of pre-funded warrants and accompanying common warrants.

Each pre-funded warrant has an exercise price of $0.001 per share of common stock. The pre-funded warrants are exercisable at any time after their original issuance, subject to certain ownership limitations, and will not expire. Each common warrant will be exercisable at an exercise price of $3.51 per share of common stock. The common warrants are exercisable at any time after the date of issuance, subject to certain ownership limitations, and will expire on the later of the twentieth business day following (i) the date on which we publicly announce that the U.S. Food and Drug Administration has approved cytisinicline for smoking cessation in adults, or the FDA Approval, and (ii) the date on which we notify the holders of the FDA Approval, provided that if a common warrant is not fully exercisable because we have insufficient authorized and unreserved shares of common stock at the time of the public announcement of the FDA Approval, the common warrant will be exercisable for two years following the date on which we obtain stockholder approval for an amendment to our certificate of incorporation to increase the number of authorized shares of our common stock.

The April 2026 private placement raised total gross proceeds of approximately $180.0 million, before deducting placement agent fees and other expenses. Pursuant to the April 2026 private placement, on April 15, 2026, (a) Franklin Advisers, Inc. agreed to purchase 1,925,722 shares of our common stock and accompanying common warrants, for an aggregate purchase price of $6,999,999; (b) Alyeska Investment Group, L.P. purchased 1,925,722 shares of our common stock and accompanying common warrants, for an aggregate purchase price of $6,999,999; and (c) Dialectic Capital Management, LP purchased 1,237,965 shares of our common stock and accompanying common warrants, for an aggregate purchase price of $4,500,000; (d) Frazier Life Sciences purchased 7,464,836 shares of our common stock and accompanying common warrants, and 100,500 pre-funded warrants to purchase our common stock for an aggregate purchase price of $27,499,985; (e) TPG LSI Rise Auriga L.P. purchased 6,877,580 shares of our common stock and accompanying common warrants, for an aggregate purchase price of $25,000,003; and (f) venBio Global Strategic Fund I, L.P. purchased 5,914,720 shares of our common stock and accompanying common warrants, for an aggregate purchase price of $21,500,007. The terms of such parties’ participation in the offering were identical to those available to all other investors in the offering.

Policies and procedures for related party transactions

Our Board of Directors has adopted a written policy governing the review and approval of related-party transactions. Our Audit Committee has the primary responsibility for reviewing and approving or disapproving related party transactions, as designated in the audit committee charter. In approving or rejecting any such proposal, we expect that our Audit Committee (or the committee composed solely of independent directors, if applicable) will consider the relevant facts and circumstances available and deemed relevant to the Audit Committee (or the committee composed solely of independent directors, if applicable), including, but not limited to, whether the transaction is on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances and the extent of the related person’s interest in the transaction.

In addition, our Code of Business Conduct and Ethics requires that each of our employees and directors inform his or her superior or our compliance officer, of any material transaction or relationship that comes to his or her attention. Further, at least annually, each director and executive officer will complete a detailed questionnaire that asks questions about any business relationship that may give rise to a conflict of interest and all transactions in which we are involved and in which an executive officer, a director or a related person has a direct or indirect material interest.

Director Independence

Please see “Item 10. Directors, Executive Officers and Corporate Governance–Director Independence” and “–Board of Directors’ Committees” for information regarding the independence of our Board of Directors and the committees of our Board of Directors.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees for professional audit services and other services rendered to us by PricewaterhouseCoopers LLP, or PwC, for our fiscal years ended December 31, 2025 and 2024.

Fee Category	Fiscal Year 2025 PwC Fees(1)		Fiscal Year 2024 PwC Fees(1)
Audit Fees	$221,859	(2)	$213,687	(2)
Audit-Related Fees	$86,926		$117,092
Tax Fees	—		—
All Other Fees	—		—
Total Fees	$308,785		$330,779

(1)
Accountant fees and services charged by PwC are paid in Canadian dollars and shown in USD. For fiscal year 2025, the fees were CDN$431,404 and were converted at an average exchange rate of US$1.00=CDN$1.3971. For fiscal year 2024, the fees were CDN$453,102 and were converted at an average exchange rate of US$1.00=CDN$1.3698.
(2)
Audit Fees for fiscal year 2025 and fiscal year 2024 were fees billed and to be billed for the audit of our consolidated financial statements, review of the consolidated financial statements included in our quarterly reports, and for services in connection with regulatory filings and engagements.

Our Audit Committee has established a policy governing our use of the services of our independent registered public accounting firm. Under the policy, our Audit Committee is required to pre-approve all audit and permissible non-audit services performed by our independent registered public accounting firm in order to ensure that the provision of such services does not impair such accounting firm’s independence. All fees paid to PwC for our fiscal years ended December 31, 2024 and 2025 were pre-approved by our Audit Committee.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibits – The exhibits required to be filed as part of this report are listed in the Exhibit List attached hereto and are incorporated herein by reference.

(2) Exhibits

Exhibit Number	Description	Incorporated by Reference				Filed/ Furnished Herewith
		Form	File No.	Exhibit	Filing Date

3.1	Third Amended and Restated Certificate of Incorporation, filed June 8, 2023	8-K	033-80623	3.1	June 9, 2023

3.2	Certificate of Designation of Preferences, Rights and Limitations, with respect to the Series B Convertible Preferred Stock, filed	8-K	033-80623	3.1	December 20, 2019

3.3	Sixth Amended and Restated Bylaws	8-K	033-80623	3.1	January 5, 2017

3.4	Amendment to Sixth Amended and Restated Bylaws	10-Q	033-80623	3.1	November 7, 2018

4.1	Description of Securities Registered Under Section 12 of the Securities Exchange Act of 1934	10-K	033-80623	4.12	March 13, 2020

4.2	Specimen Certificate of Common Stock	10-Q	000-21243	4.1	November 10, 2008

4.3	Form of Preferred Stock Certificate	8-K	033-80623	4.2	June 20, 2018

4.4	Form of Pre-Funded Warrant (August 2020)	8-K	033-80623	4.1	August 4, 2020

4.5	Form of Underwriter’s Warrant	S-1	333-250074	4.11	November 30, 2020

4.6	Form of Common Stock Purchase Warrant (November 2022)	8-K	033-80623	4.1	November 18, 2022

4.7	Form of Registration Rights Agreement	8-K	033-80623	10.2	November 18, 2022

4.8	Registration Rights Agreement, dated July 25, 2024, between Achieve Life Sciences, Inc., and Silicon Valley Bank, a division of First-Citizens Bank & Trust Company	8-K	033-80623	10.2	July 29, 2024

4.9	Form of Warrant to Purchase Common Stock or Pre-Funded Warrants	8-K	033-80623	4.1	June 27, 2025

10.1	Form of OncoGenex Pharmaceuticals, Inc. 2010 Stock Option Agreement††	8-K	033-80623	10.1	June 14, 2010

10.2	Form of OncoGenex Pharmaceuticals, Inc. 2010 Restricted Stock Unit Agreement††	10-Q	033-80623	10.2	November 3, 2011

Exhibit Number	Description	Incorporated by Reference				Filed/ Furnished Herewith
		Form	File No.	Exhibit	Filing Date
10.3	OncoGenex Pharmaceuticals, Inc. 2010 Performance Incentive Plan, as amended and restated††	DEF 14A	033-80623	Appendix A	April 16, 2015

10.4	Achieve Life Sciences 2017 Equity Incentive Plan††	DEF 14A	033-80623	Appendix A	September 21, 2017

10.5	Form of Achieve Life Sciences Stock Option Agreement††	10-Q	033-80623	10.7b	March 1, 2018

10.6	Form of Achieve Life Sciences Restricted Stock Unit Agreement††	10-Q	033-80623	10.7c	March 1, 2018

10.7	Achieve Life Sciences 2017 Employee Stock Purchase Plan††	DEF 14A	033-80623	Appendix B	September 21, 2017

10.8	Achieve Life Sciences 2018 Equity Incentive Plan, as amended, and forms of award agreements thereunder††	10-K	033-80623	10.8	March 16, 2023

10.9	Achieve Life Sciences, Inc. 2023 Non-Employee Director Equity Incentive Plan, and forms of award agreements thereunder††	DEF 14A	033-80623	Appendix B	April 28, 2023

10.10	2024 Equity Inducement Plan and forms of award agreements thereunder	S-8	333-283630	99.1	December 5, 2024

10.11	Form of Indemnification Agreement for Officers and Directors of the Company	10-K	033-80623	10.10	March 28, 2024

10.12	Employment Agreement between the Company and Richard Stewart, executed May 22, 2018 ††	8-K	033-80623	10.1	May 23, 2018

10.13	Employment Agreement, dated October 20, 2025, between Achieve Life Sciences, Inc. and Erik Atkisson††					X

10.14	Amended and Restated Employment Agreement, dated October 16, 2024, between Achieve Life Sciences, Inc. and Jaime Xinos††	10-K	033-80623	10.14	March 24, 2026

10.15	Executive Employment Agreement, dated May 9, 2025, by and between Achieve Life Sciences, Inc. and Richard Stewart	10-Q	033-80623	10.1	August 7, 2025

10.16	Exclusive License Agreement, by and between Sopharma Joint Stock Company and Extab Corporation, dated May 26, 2009*	S-4/A	333-216961	10.21	May 3, 2017

10.17	Commercial Agreement on Supply of Pharmaceutical Products, by and between Sopharma AD and Extab Corporation, dated February 1, 2010*	S-4/A	333-216961	10.23	May 3, 2017

Exhibit Number	Description	Incorporated by Reference				Filed/ Furnished Herewith
		Form	File No.	Exhibit	Filing Date
10.18	Variation of Contract, by and between Sopharma AD and Extab Corporation, dated May 14, 2015*	S-4/A	333-216961	10.22	May 3, 2017

10.19	Variation of Contract, by and between Sopharma AD and Extab Corporation, dated May 14, 2015*	S-4/A	333-216961	10.24	May 3, 2017

10.20	Technical and Quality Agreement, by and between Sopharma AD and Extab Corporation, dated May 14, 2015*	S-4/A	333-216961	10.25	May 3, 2017

10.21	Share Purchase Agreement, by and between Sopharma AD and Achieve Life Sciences, Inc., dated May 14, 2015*	10-K	033-80623	10.21	March 28, 2024

10.22	License of Technology, by and between University of Bristol and Achieve Life Science, Inc., dated July 13, 2016*	S-4/A	333-216961	10.27	May 3, 2017

10.23	Amendment One to License of Technology, dated January 22, 2018, by and between Achieve Life Science, Inc., and the University of Bristol*	10-Q/A	033-80623	10.1	May 23, 2018

10.24	Amended and Restated Commercial Agreement on Supply of Pharmaceutical Products, dated July 28, 2017, by and between Achieve Life Science, Inc., and Sopharma AD*	10-Q	033-80623	10.1	November 9, 2017

10.25	Letter of Variation, dated September 28, 2020, by and between Achieve Pharma UK Limited and Richard Stewart††	10-Q	033-80623	10.1	November 12, 2020

10.26	Contingent Convertible Debt Agreement, dated July 25, 2024, between Achieve Life Sciences, Inc., and Silicon Valley Bank, a division of First-Citizens Bank & Trust Company	8-K	033-80623	10.1	July 29, 2024

10.27	Securities Purchase Agreement, dated as of February 28, 2024, by and among Achieve Life Sciences, Inc. and the purchasers identified on the signature pages thereto	8-K	033-80623	10.1	February 29, 2024

10.28	Office Lease by and between 0846869 B.C. Ltd. and Achieve Life Sciences Technologies Inc., commencing February 1, 2019	10-K	033-80623	10.25	March, 14, 2019

10.29	Lease Extension Agreement, dated December 16, 2022, by and between 0846869 B.C. Ltd. and Achieve Life Sciences Technologies Inc.	10-K	033-80623	10.22	March 16, 2023

Exhibit Number	Description	Incorporated by Reference				Filed/ Furnished Herewith
		Form	File No.	Exhibit	Filing Date
10.30	Office Lease by and between Regus Management Group, LLC and Achieve Life Sciences, Inc., commencing March 1, 2024	10-K	033-80623	10.32	March 28, 2024

10.31	Lease Extension Agreement by and between Regus Management Group, LLC and Achieve Life Sciences, Inc., commencing March 1, 2024	10-K	033-80623	10.36	March 11, 2025

10.32	Consulting Agreement, dated November 10, 2025, by and between Achieve Life Sciences, Inc. and Kristen Slaoui	10-K	033-80623	10.32	March 24, 2026

19.1	Insider Trading Policy	10-K	033-80623	19.1	March 11, 2025

21.1	Subsidiaries of the Registrant	10-K	033-80623	21.1	March 24, 2026

23.1	Consent of PricewaterhouseCoopers LLP	10-K	033-80623	23.1	March 24, 2026

24.1	Power of Attorney (included on the signature page hereto)	10-K	033-80623	24.1	March 24, 2026

24.2	Power of Attorney (included on the signature page hereto)					X

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

						X

32.1	Certification of Chief Executive Officer (Principal Executive Officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-K	033-80623	32.1	March 24, 2026

32.2	Certification of Chief Financial Officer (Principal Financial Officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-K	033-80623	32.2	March 24, 2026

97.0	Compensation Recovery Policy	10-K	033-80623	97.0	March 28, 2024

Exhibit Number	Description	Incorporated by Reference				Filed/ Furnished Herewith
		Form	File No.	Exhibit	Filing Date
101.INS	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document					X

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents					X

104	Cover page formatted as Inline XBRL and contained in Exhibit 101					X

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

ACHIEVE LIFE SCIENCES, INC.
(Registrant)

Date: April 30, 2026	By:	/s/ MARK OKI
Mark Oki
Chief Financial Officer (Principal Financial Officer)

Power of Attorney

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Andrew Goldberg, Mark Oki and Erik Atkisson, jointly and severally, as such person’s attorneys-in-fact, each with the power of substitution, for such person in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ ANDREW GOLDBERG	President, Chief Executive Officer and Director (Principal Executive Officer)	Date: April 30, 2026
Andrew Goldberg

By: /s/ MARK OKI	Chief Financial Officer (Principal Financial Officer)	Date: April 30, 2026
Mark Oki

By: /s/ *	Vice President, Finance (Principal Accounting Officer)	Date: April 30, 2026
Jerry Wan

By: /s/ *	Chairman of the Board of Directors	Date: April 30, 2026
Thomas B. King

By: /s/ *	Director	Date: April 30, 2026
Stuart Duty

By: /s/ Lucian Iancovici	Director	Date: April 30, 2026
Lucian Iancovici

By: /s/ *	Director	Date: April 30, 2026
Bridget Martell

By: /s/ *	Director	Date: April 30, 2026
Nancy R. Phelan

By: /s/ Aaron Royston	Director	Date: April 30, 2026
Aaron Royston

By: /s/ *	Director	Date: April 30, 2026
Thomas Sellig

By: /s/ *	Director	Date: April 30, 2026
Kristen Slaoui

By: /s/ *	Director	Date: April 30, 2026
Richard Stewart

/s/ MARK OKI
*By:	/s/ Mark Oki
Mark Oki Attorney-in-fact