Form 10-Q
period 2026-03-31
ACHIEVE LIFE SCIENCES, INC.
filed 2026-05-12
CIK 949858

e

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2026

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

As of May 12, 2026 there were 102,659,057 shares of the registrant’s Common Stock, $0.001 par value per share, outstanding.

Achieve Life Sciences, Inc.

INFORMATION REGARDING FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve a number of risks and uncertainties. We caution readers that any forward-looking statement is not a guarantee of future performance and that actual results could differ materially from those contained in the forward-looking statement. These statements are based on current expectations of future events. We operate in a competitive and rapidly changing environment, and new risks emerge from time to time. It is not possible to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. Such statements include, but are not limited to, statements about future financial and operating results, plans, objectives, expectations and intentions, costs and expenses, interest rates, outcome of contingencies, financial condition, results of operations, liquidity, business strategies, cost savings, objectives of management and other statements that are not historical facts. You can find many of these statements by looking for words like “believes,” “expects,” “anticipates,” “estimates,” “may,” “should,” “will,” “could,” “plan,” “intend” or similar expressions in this Quarterly Report on Form 10-Q or in documents incorporated by reference into this Quarterly Report on Form 10-Q. Examples of these forward-looking statements include, but are not limited to:

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
•
timing and plans for the expansion of our focus to develop cytisinicline for additional methods of nicotine dependence beyond the initial proposed indication of smoking, including vaping;
•
market acceptance, the estimated revenue of our product and the estimated potential size of these markets;
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

These forward-looking statements are based on the current beliefs and expectations of our management and are subject to significant risks and uncertainties. If underlying assumptions prove inaccurate or unknown risks or uncertainties materialize, actual results may differ materially from current expectations and projections. Factors that might cause such a difference include those discussed in Item 1A “Risk Factors,” as well as those discussed elsewhere in this Quarterly Report on Form 10-Q. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q or, in the case of documents referred to or incorporated by reference, the date of those documents.

All written or oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. We do not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect the occurrence of unanticipated events, except as may be required under applicable U.S. securities law. If we do update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements.

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
•
We expect to continue to rely on third parties to manufacture cytisinicline. Our commercialization of cytisinicline could be stopped, delayed or made less profitable if our manufacturing partners fail to obtain approval of government regulators, fail to provide us with sufficient quantities of product or fail to do so at acceptable quality levels or prices.
•
We are currently involved in a dispute with Sopharma AD, or Sopharma, relating to cytisinicline. If we and Sopharma are unable to resolve this dispute, our rights with respect to the potential commercialization of cytisinicline could be delayed, restricted, or otherwise adversely affected, which could harm our ability to generate value from cytisinicline.
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

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Achieve Life Sciences, Inc.

Consolidated Balance Sheets

(Unaudited)

(In thousands, except per share and share amounts)

	March 31,	December 31,
	2026	2025

ASSETS
Current assets:
Cash and cash equivalents [note 5]	$28,078	$20,929
Marketable securities [note 5]	1,191	15,475
Prepaid expenses and other assets	1,667	3,292
Prepaid expenses and other assets - related parties [note 8]	125	193
Total current assets	31,061	39,889
Non-current assets:
Other assets and restricted cash [note 5]	265	52
Right-of-use assets [note 9]	49	64
License agreement [note 3 and note 4]	696	751
Goodwill	1,034	1,034
Total assets	$33,105	$41,790
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$806	$859
Accounts payable - related parties [note 8]	27	8
Accrued liabilities other	2,332	598
Accrued liabilities other - related parties [note 8]	5	6
Accrued clinical liabilities	635	368
Accrued clinical liabilities - related parties [note 8]	216	—
Accrued compensation	2,182	1,921
Current contingent consideration [note 4 and note 5]	—	1,557
Current portion of long-term obligations [note 9]	51	61
Current portion of convertible debt [note 5 and note 6]	5,579	3,704
Total current liabilities	11,833	9,082
Non-current liabilities
Non-current portion of convertible debt [note 5 and note 6]	9,322	11,185
Non-current contingent consideration [note 4 and note 5]	1,272	—
Long-term obligations [note 9]	—	5
Total liabilities	22,427	20,272
Commitments and contingencies [note 9]
Stockholders' equity:
Series A convertible preferred stock, $0.001 par value, 9,158 shares designated, zero issued and outstanding at March 31, 2026 and zero issued and outstanding at December 31, 2025	—	—
Series B convertible preferred stock, $0.001 par value, 6,256 shares designated, zero issued and outstanding at March 31, 2026 and zero issued and outstanding at December 31, 2025	—	—
Common stock, $0.001 par value, 150,000,000 shares authorized, 53,240,988 issued and outstanding at March 31, 2026 and 53,233,988 issued and outstanding at December 31, 2025	121	121
Additional paid-in capital	280,949	281,613
Accumulated deficit	(270,394)	(260,226)
Accumulated other comprehensive income	2	10
Total stockholders' equity	10,678	21,518
Total liabilities and stockholders' equity	$33,105	$41,790
Subsequent events [note 10]

See accompanying notes.

Achieve Life Sciences, Inc.

Consolidated Statements of Loss and Comprehensive Loss

(Unaudited)

(In thousands, except per share and share amounts)

	Three Months Ended
	March 31,
	2026	2025
EXPENSES
Research and development	2,975	7,097
Research and development - related parties [note 8]	317	—
General and administrative	7,147	5,797
General and administrative - related parties [note 8]	24	—
Total operating expenses	10,463	12,894
OTHER INCOME
Interest income	297	322
Interest expense [note 6]	(274)	(185)
Change in fair value of contingent consideration [note 4 and note 5]	285	(91)
Other (expenses) income	(13)	21
Total other income	295	67
Net loss	$(10,168)	$(12,827)
OTHER COMPREHENSIVE LOSS
Net unrealized loss on marketable securities	(8)	(25)
Total other comprehensive loss	(8)	(25)
Comprehensive loss	$(10,176)	$(12,852)
Basic and diluted net loss per common share [note 7[d]]	$(0.19)	$(0.37)
Weighted average shares used in computation of basic and diluted net loss per common share [note 7[d]]	53,381,989	34,685,072

See accompanying notes.

Achieve Life Sciences, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2026	2025
Operating Activities:
Net loss	$(10,168)	$(12,827)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization [note 3]	57	62
Stock-based compensation [note 7[c], note 7[e] and note 7[f]]	(685)	2,232
Amortization of 2024 SVB convertible term loan transaction costs [note 6]	12	14
Change in fair value of contingent consideration [note 4 and note 5]	(285)	91
Changes in operating assets and liabilities:
Prepaid expenses and other assets	1,625	85
Prepaid expenses and other assets - related parties [note 8]	68	—
Accounts payable	(53)	(293)
Accounts payable - related parties [note 8]	19	—
Accrued liabilities, other	1,735	732
Accrued liabilities other - related parties [note 8]	(1)	—
Accrued clinical liabilities	267	879
Accrued clinical liabilities - related parties [note 8]	216	—
Accrued compensation	261	(2,064)
Lease obligation [note 9]	—	1
Net cash used in operating activities	(6,932)	(11,088)
Financing Activities:
Proceeds from exercise of warrants	21	—
Net cash provided by financing activities	21	—
Investing Activities:
Purchase of marketable securities	(1,156)	(3,363)
Maturities of marketable securities	15,432	14,716
Net cash provided by (used in) investing activities	14,276	11,353
Effect of exchange rate changes on cash	(1)	(2)
Net increase (decrease) in cash, cash equivalents and restricted cash	7,364	263
Cash, cash equivalents and restricted cash at beginning of the period	20,949	12,773
Cash, cash equivalents and restricted cash at end of the period	$28,313	$13,036

See accompanying notes.

Achieve Life Sciences, Inc.

Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands, except share amounts)

						Accumulated
					Additional	Other		Total,
	Common Stock		Preferred Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance, December 31, 2025	53,233,988	$121	—	$—	$281,613	$10	$(260,226)	$21,518
Stock-based compensation expense	—	—	—	—	(685)	—	—	(685)
Shares issued on exercise of warrants	7,000	—	—	—	21	—	—	21
Other comprehensive loss	—	—	—	—	—	(8)	—	(8)
Net loss	—	—	—	—	—	—	(10,168)	(10,168)
Balance, March 31, 2026	53,240,988	$121	—	$—	$280,949	$2	$(270,394)	$10,678

						Accumulated
					Additional	Other		Total,
	Common Stock		Preferred Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance, December 31, 2024	34,685,072	$103	—	$—	$226,343	$31	$(205,578)	$20,899
Stock-based compensation expense	—	—	—	—	2,232	—	—	2,232
Other comprehensive income	—	—	—	—	—	(25)	—	(25)
Net loss	—	—	—	—	—	—	(12,827)	(12,827)
Balance, March 31, 2025	34,685,072	$103	—	$—	$228,575	$6	$(218,405)	$10,279

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

The unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States, or U.S. GAAP, for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required to be presented for complete financial statements. The accompanying unaudited consolidated financial statements reflect all adjustments (consisting only of normal recurring items) which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The accompanying consolidated Balance Sheet at December 31, 2025 has been derived from the audited consolidated financial statements included in our Annual Report on Form 10-K for the year then ended. The unaudited consolidated financial statements and related disclosures have been prepared with the assumption that users of the interim financial information have read or have access to the audited consolidated financial statements for the preceding fiscal year. Accordingly, these financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2025 and filed with the U.S. Securities and Exchange Commission, or the SEC, on March 24, 2026.

The consolidated financial statements include the accounts of Achieve and our wholly owned subsidiaries, Achieve Life Sciences Technologies Inc., Achieve Life Science, Inc., Extab Corporation, or Extab, and Achieve Pharma UK Limited. All intercompany balances and transactions have been eliminated.

Liquidity Risk

We have historically experienced recurring losses from operations and have incurred an accumulated deficit of $270.4 million through March 31, 2026 and $260.2 million through December 31, 2025. As of March 31, 2026 and December 31, 2025, we had cash, cash equivalents and marketable securities of $29.3 million and $36.4 million, respectively. As of March 31, 2026 and December 31, 2025, we had a positive working capital balance of $19.2 million and $30.8 million, respectively. For the three months ended March 31, 2026, we incurred a net loss of $10.2 million and net cash used in operating activities was $6.9 million. For the three months ended March 31, 2025, we incurred a net loss of $12.8 million and net cash used in operating activities was $11.1 million. In April 2026, we entered into a securities purchase agreement with certain institutional and accredited investors for a private placement of our securities. We received gross proceeds of approximately $180.0 million from the private placement, before deducting placement agent fees and other expenses. We estimate net proceeds to be approximately $168.6 million after deducting estimated placement agent fees and other expenses of approximately $11.4 million (see Note 10 "Subsequent Events").

We have historically financed our operations through equity offerings, debt financings and government grants. While we believe that we will be able to settle our commitments and liabilities in the normal course of business as they fall due during the next 12 months, as a late-stage clinical specialty pharmaceutical company with no current sources of revenue, we are dependent on our ability to raise funds (through public or private securities offerings, debt financings, government funding or grants, or from other sources, which may include licensing, collaborations or other strategic transactions or arrangements) to support our ongoing clinical development and commercialization activities.

2. ACCOUNTING POLICIES

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts and related disclosures. We have discussed those estimates that we believe are critical and require the use of complex judgment in their application in our audited financial statements for the year ended December 31, 2025 included in our

Annual Report on Form 10-K filed with the SEC on March 24, 2026. Since December 31, 2025, there have been no material changes to our critical accounting policies or the methodologies or assumptions we apply under them.

3. INTANGIBLE ASSETS

Our intangible assets related to license agreements are subject to amortization and are amortized using the straight-line method over their estimated useful life.

We acquired license and supply agreements in relation to cytisinicline upon the acquisition of Extab, on May 18, 2015. The agreements were determined to have a fair value of $3.1 million with an estimated useful life of 14 years.

The components of intangible assets were as follows (in thousands):

	March 31, 2026			December 31, 2025
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Value	Amortization	Value	Value	Amortization	Value
License Agreements	$3,117	$(2,421)	$696	$3,117	$(2,366)	$751

For the three months ended March 31, 2026, and 2025, we recorded license agreement amortization expense of $0.1 million and $0.1 million, respectively. The following table outlines the estimated future amortization expense related to intangible assets held as of March 31, 2026 (in thousands):

Year Ending December 31,
2026	168
2027	223
2028	223
2029	82
Total	$696

We evaluate the carrying amount of intangible assets periodically by taking into account events or circumstances that may warrant revised estimates of useful life or that indicate the asset may be impaired. We conducted an analysis of potential impairment indicators for long lived assets, including the license and supply agreements for the active pharmaceutical ingredient cytisinicline, and concluded that there were no indicators of impairment identified as of March 31, 2026.

4. LICENSE AGREEMENTS

Sopharma License and Supply Agreements

We are party to a license agreement, or the Sopharma License Agreement, and a supply agreement, or the Sopharma Supply Agreement, with Sopharma. Pursuant to the Sopharma License Agreement, we were granted access to all available manufacturing, efficacy and safety data related to cytisinicline. Additional rights granted under the Sopharma License Agreement include the exclusive use of, and the right to sublicense, certain Sopharma patent rights and the trademark Tabex in all territories described in the Sopharma License Agreement. Under the Sopharma License Agreement, we agreed to pay a nonrefundable license fee. In addition, we agreed to make certain royalty payments equal to a mid-single digit percentage of all net sales of Tabex branded products in our territory during the term of the Sopharma License Agreement, including those sold by a third party pursuant to any sublicense which may be granted by us. We have agreed to coordinate with Sopharma in the defense against any actual or threatened infringement claims with respect to Tabex branded products. The Sopharma License Agreement will terminate under customary termination provisions including bankruptcy or insolvency and material breach. To date, any amounts paid to Sopharma pursuant to the Sopharma License Agreement have been immaterial.

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

As of March 31, 2026, the fair value of the contingent consideration was estimated to be $1.3 million. We recognized a gain of $0.3 million for the three months ended March 31, 2026 and a loss of $0.1 million for the three months ended March 31, 2025.

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

Financial Instruments

The following table presents information about our assets and liabilities that are measured at fair value on a recurring basis, and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value (in thousands):

March 31, 2026	Level 1	Level 2	Level 3	Total
Assets
Money market securities (cash equivalents)	$18,381	$—	$—	$18,381
Corporate bonds and commercial paper (cash equivalents)	—	9,038	—	9,038
Restricted cash	235	—	—	235
Commercial paper (marketable securities)	—	1,191	—	1,191
Total assets	$18,616	$10,229	$—	$28,845
Liabilities
Convertible debt	$—	$14,414	$—	$14,414
Contingent consideration	—	—	1,272	1,272
Total liabilities	$—	$14,414	$1,272	$15,686

Money Market Securities

Money market securities are classified within Level 1 of the fair value hierarchy and are valued based on quoted prices in active markets for identical securities.

Money market securities consist of the following (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
March 31, 2026	Cost	Gains	Losses	Fair Value
Money market securities (cash equivalents)	$18,381	$—	$—	$18,381
Money market securities (restricted cash)	235	—	—	235
Total money market securities	$18,616	$—	$—	$18,616

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

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
March 31, 2026	Cost	Gains	Losses	Fair Value
Corporate bonds and commercial paper (cash equivalents)	$9,040	$—	$(2)	$9,038
Commercial paper	1,192	—	(1)	1,191
Total commercial paper	$10,232	$—	$(3)	$10,229

Concentration of Cash and Cash Equivalents Risk

We place our cash in a custodial account and in commercial checking and sweep accounts with various financial institutions.

As of March 31, 2026, approximately $26.3 million in cash equivalents and marketable securities is held in a custodial account with U.S. Bank, for which SVB Asset Management is the advisor; and approximately $0.2 million of our cash and $1.7 million of our cash equivalents is held in a single financial institution, Silicon Valley Bank, or SVB, as required by the covenants of the Debt Agreement (see Note 6 – "Convertible Debt").

Our commercial bank balances exceed federal insurance limits. We have not experienced any losses in our cash and cash equivalents for the three months ended March 31, 2026 and 2025.

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

We invest our excess cash in accordance with investment guidelines, which limit our credit exposure for securities to any one financial institution or corporation other than securities issued by the U.S. government. We only invest in A (or equivalent) rated securities with maturities of one year or less. These securities generally mature within one year or less and in some cases are not collateralized. At March 31, 2026, the average days to maturity of our portfolio of cash equivalents and marketable securities was 38 days. We do not use derivative instruments to hedge against any of these financial risks.

Fair Value of Debt

Convertible Debt

The principal amount, carrying value and related estimated fair value of our convertible debt reported in the consolidated balance sheets as of March 31, 2026 and December 31, 2025 was as follows (in thousands). The aggregate fair value of the principal amount of the convertible debt is a Level 2 fair value measurement.

	March 31, 2026			December 31, 2025
	Principal	Carrying	Fair	Principal	Carrying	Fair
	Amount	Value	Value	Amount	Value	Value
2024 SVB Convertible Debt	$15,000	$14,901	$14,414	$15,000	$14,889	$14,320

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

An increase in the discount rate and decrease in the probability of success will result in a decrease in the fair value of the contingent consideration. Conversely, a decrease in the discount rate and increase in the probability of success will result in an increase in the fair value of the contingent consideration. As of March 31, 2026 the risk adjusted discount rate was 30.8% and the probability of success was 90.6%. Adjustments to the fair value of the contingent liabilities, other than payments, are recorded as a gain or loss in the Consolidated Statements of Loss and Comprehensive Loss.

The following table presents the changes in fair value of our total Level 3 financial liabilities for the three months ended March 31, 2026 (in thousands):

	Balance at	Change in	Balance at
(in thousands)	December 31, 2025	Fair Value	March 31, 2026
Contingent consideration	$1,557	$(285)	$1,272

6. CONVERTIBLE DEBT

Convertible Debt

On July 25, 2024, we entered into a contingent convertible debt agreement, or New Debt Agreement with SVB, a division of First-Citizens Bank & Trust Company, or FCB, in its capacity as administrative agent and collateral agent, and FCB, as a lender, or Lender, pursuant to which the Lender provided term loans having an aggregate original principal amount of $10.0 million, with additional term loans of up to $10.0 million available upon the occurrence of certain events as provided for in the New Debt Agreement and further described below, or New Convertible Term Loan. Our obligations under the New Debt Agreement are secured by substantially all of our assets, other than intellectual property.

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

As of March 31, 2026 and December 31, 2025, the New Convertible Term Loan balance was comprised of the following (in thousands):

	March 31,	December 31,
	2026	2025
New Convertible Term Loan Information
Principal	$15,000	$15,000
Transaction costs	(186)	(186)
Amortization of transaction costs	87	75
	$14,901	$14,889

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

Each accompanying warrant is exercisable, at the purchaser’s election, for either warrant shares at an exercise price of $3.00 per share or for pre-funded warrants at an exercise price of $2.999 per pre-funded warrant. The accompanying warrants are exercisable at any time after the date of issuance, subject to certain ownership limitations, and will expire on the fifth anniversary of the date of issuance. A holder of accompanying warrants may not exercise the warrant if the holder, together with its affiliates, would beneficially own more than 9.99% of the number of shares of our common stock outstanding immediately after giving effect to such exercise. The pre-funded warrants have an exercise price of $0.001 per share, will be immediately exercisable subject to certain ownership limitations, and have no expiration. A holder of pre-funded warrants may not exercise the warrant if the holder, together with its affiliates, would beneficially own more than 9.99% of the number of shares of our common stock outstanding immediately after giving effect to such exercise. A holder of accompanying warrants and pre-funded warrants may increase or decrease the ownership limitation by providing at least 61 days' prior notice to us.

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

[c] Equity Awards

2024 Equity Inducement Plan

As of March 31, 2026, we had reserved, pursuant to the 2024 Equity Inducement Plan, 1,082,000 shares of common stock for issuance upon exercise of stock options and settlement of restricted stock units by employees, of which 742,000 shares were reserved for options currently outstanding and 340,000 shares were available for future equity grants.

Under the 2024 Equity Inducement Plan, we may grant options to purchase shares of our common stock or restricted stock units as a material inducement to new employees to enter into employment with us. The exercise price of the options is determined by our board of directors, or Board, but will be at least equal to the fair value of the shares of common stock on the grant date. The options vest in accordance with terms as determined by our Board. The expiration date for each option is set by our Board with a maximum expiration date of ten years from the date of grant. In addition, the 2024 Equity Inducement Plan allows for accelerated vesting of outstanding equity awards in the event of a change in control.

2023 Non-Employee Director Equity Incentive Plan

As of March 31, 2026, we had reserved, pursuant to the 2023 Non-Employee Director Equity Incentive Plan, 300,000 shares of common stock for issuance upon exercise of stock options by non-employee directors, of which 227,250 shares were reserved for options currently outstanding and 72,750 shares were available for future equity grants.

Under the 2023 Non-Employee Director Equity Incentive Plan, we may grant options to purchase shares of our common stock or restricted stock units to our non-employee directors. The exercise price of the options is determined by our Board, but will be at least equal to the fair value of the shares of common stock at the grant date. The options vest in accordance with terms as determined by our Board, typically over one to three years. The expiration date for each option is set by our Board with a maximum expiration date of ten years from the date of grant. In addition, the 2023 Non-Employee Director Equity Incentive Plan allows for accelerated vesting of outstanding equity awards in the event of a change in control.

2018 Equity Incentive Plan

As of March 31, 2026, we had reserved, pursuant to the 2018 Equity Incentive Plan, or the 2018 Plan, 5,563,848 shares of common stock for issuance upon exercise of stock options and settlement of restricted stock units by employees, directors, officers and consultants of ours, of which 3,865,705 were reserved for options currently outstanding, 1,084,330 for restricted stock units currently outstanding, and 613,813 were available for future equity grants.

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

New Employee Inducement Grants

We grant stock options as a material inducement to new employees to enter into employment agreements with us in accordance with Nasdaq Listing Rule 5635(c)(4). The stock options approved under the inducement grants are issued pursuant to a stock option agreement on terms substantially similar to those described in our 2018 Plan. The exercise price of the options is determined by our Board but will be at least equal to the fair value of the common shares at the grant date. The options vest in accordance with terms as determined by our Board. The expiration date for each option is set by our Board with a maximum expiration date of ten years from the date of grant. For the three months ended March 31, 2026, we did not grant any inducement stock options to new employees in accordance with Nasdaq Listing Rule 5635(c)(4). As of March 31, 2026, 125,000 stock options granted as new employee inducement grants were outstanding.

2017 Equity Incentive Plan

As of March 31, 2026, we had reserved, pursuant to the 2017 Equity Incentive Plan, or the 2017 Plan, 10,536 shares of common stock for issuance upon exercise of currently outstanding stock options by employees, directors and officers of ours. Upon the effectiveness of our 2018 Plan, we ceased granting equity awards under our 2017 Plan.

2010 Performance Incentive Plan

As of March 31, 2026, we had reserved, pursuant to the 2010 Performance Incentive Plan, or the 2010 Plan, 20 shares of common stock for issuance upon exercise of currently outstanding stock options by employees, directors and officers of ours. Upon the effectiveness of our 2017 Plan, we ceased granting equity awards under our 2010 Plan.

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

Stock option transactions and the number of stock options outstanding are summarized below:

	Number of	Weighted
	Optioned	Average
	Common	Exercise
	Shares	Price
Balance, December 31, 2025	2,730,211	$7.08
Granted	2,309,900	4.36
Cancelled/Forfeited	(69,600)	5.37
Balance, March 31, 2026	4,970,511	$5.84

The fair value of each stock award for employees and directors is estimated on the grant date and for consultants at each reporting period, using the Black-Scholes option-pricing model based on the weighted-average assumptions noted in the following table:

	Three Months Ended
	March 31,
	2026	2025
Risk-free interest rates	3.90%	4.58%
Expected dividend yield	0%	0%
Expected life	6.02 years	5.83 years
Expected volatility	76.62%	78.90%
Forfeiture rate	0.00%	0.00%

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

The results for the periods set forth below included stock-based compensation expense for stock options, restricted stock units and employee share purchase plan compensation expenses in the following expense categories of the consolidated statements of loss (in thousands):

	Three Months Ended
	March 31,
	2026	2025
Research and development	$(470)	$554
General and administrative	(215)	1,678
Total stock-based compensation	$(685)	$2,232

As of March 31, 2026, the total unrecognized compensation expense related to stock options granted was $9.1 million, which is expected to be recognized as expense over a period of approximately 3.53 years from March 31, 2026.

Restricted Stock Unit Awards Summary

We grant restricted stock unit awards that generally vest and are expensed over a four-year period. We also grant restricted stock unit awards that vest in conjunction with certain performance conditions to certain executive officers, key employees and consultants. At each reporting date, we are required to evaluate whether achievement of the performance conditions is probable. Compensation expense is recorded over the appropriate service period based upon our assessment of accomplishing each performance condition. For the three months ended March 31, 2026, we recognized a net reversal of $1.5 million in compensation expense related to the revaluation of the probability on the achievement of certain performance conditions of our outstanding performance based restricted stock unit awards, or PRSUs, compared to a compensation expense of $1.8 million for the three months ended March 31, 2025.

The following table summarizes our restricted stock unit award activity during the three months ended March 31, 2026:

		Weighted
	Number	Average
	of	Grant Date
	Shares	Fair Value
Balance, December 31, 2025	1,084,330	$3.76
Balance, March 31, 2026	1,084,330	$3.76

As of March 31, 2026, we had approximately $1.2 million in total unrecognized compensation expense related to our restricted stock unit awards that is to be recognized over a weighted-average period of approximately 1.17 years.

[d] Loss Per Share

For the three months ended March 31, 2026, a total of 26,589,005 shares, consisting of warrants and pre-funded warrants to purchase 20,534,164 shares, options exercisable for 4,970,511 shares and 1,084,330 restricted stock units, have not been included in the loss per share computation, as their effect on diluted per share amounts would have been anti-dilutive. For the same period in 2025, a total of 22,684,819 shares underlying options, restricted stock units and warrants have not been included in the loss per share computation. Additionally, the outstanding New Convertible Term Loan is included in the calculation of diluted per share amounts only if its inclusion is dilutive for periods during which the notes were outstanding. As of March 31, 2026, the outstanding New Convertible Term Loan was not included in the calculation of diluted per share amounts as its effect would have been anti-dilutive.

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

[f] Employee Share Purchase Plan

Our Board and stockholders approved the 2017 Employee Stock Purchase Plan, or ESPP, in August 2017. Contributions are made by eligible employees, subject to certain limits defined in the ESPP. The number of shares available for future purchases under the ESPP is 1,386,816 shares. All shares purchased under the ESPP are new share issuances.

For the three months ended March 31, 2026, we recorded a compensation expense of $40,000 related to the current ESPP offering period. For the three months ended March 31, 2025, no compensation expense was recognized related to our ESPP as we did not have an active offering period.

During the three months ended March 31, 2026 and 2025, no shares were purchased under the ESPP.

[g] Common Stock Warrants

The following is a summary of outstanding warrants to purchase common stock as of March 31, 2026:

	Total
	Outstanding	Exercise
	and	price per
	Exercisable	Share	Expiration Date
Pre-Funded warrants issued in August 2020 financing	142,857	$0.001	*
Warrants issued in November 2022 financing	4,093,141	$4.500	November 2029
Warrants issued in June 2025 financing	16,298,166	$3.000	June 2030

*The pre-funded warrants do not have an expiration date.

The agreements governing the above warrants include the following terms:

•
certain warrants have exercise prices which are subject to adjustment for certain events, including the issuance of stock dividends on our common stock and, in certain instances, the issuance of our common stock or instruments convertible into our common stock at a price per share less than the exercise price of the respective warrants (specifically those issued in the November 2022 financing);
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
•
in the case of certain warrants, in the event of an “extraordinary transaction” or a “fundamental transaction” (as such terms are defined in the respective warrant agreements), generally including any merger with or into another entity, sale of all or substantially all of the Company’s assets, tender offer or exchange offer, or reclassification of its common stock, in which the successor entity (as defined in the respective warrant agreements) that assumes the successor entity is not a publicly traded company, the Company or any successor entity will pay the warrant holder, at such holder’s option, exercisable at any time concurrently with or within 30 days after the consummation of the extraordinary transaction or fundamental transaction, an amount of cash equal to the value of such holder’s warrants as determined in accordance with the Black Scholes option pricing model and the terms of the respective warrant agreement. In some circumstances, we or successor entity may be obligated to make such payments regardless of whether the successor entity that assumes the warrants is a publicly traded company; and
•
with respect to the warrants issued in the June 2025 financing, or the 2025 Warrants, in the event we consummate a “fundamental transaction,” as described in the 2025 Warrants and generally including a merger or consolidation with or into another entity or other reorganization event in which our common shares are converted or exchanged for securities, cash or other property, we are not the surviving entity and in which our stockholders immediately prior to the merger or consolidation do not own, directly or indirectly, at least 50% of the voting power of the surviving entity immediately after such merger or consolidation (excluding any merger effected solely to change the Company’s name), or we sell, lease, license, assign, transfer, convey or otherwise dispose of all or substantially all of our assets or another entity acquires 50% or more of our outstanding shares of common stock, then following such event, the holders of the 2025 Warrants will be entitled to receive upon exercise of such 2025 Warrants the same kind and amount of securities, cash or property which the holders would have received had they exercised their Warrants immediately prior to such fundamental transaction. Any successor to us or surviving entity shall assume the obligations under the 2025 Warrants. Additionally, as more fully described in the 2025 Warrants, in the event of certain fundamental transactions, the holders of the 2025 Warrants will be entitled to receive consideration in an amount equal to the Black Scholes value, as defined in the 2025 Warrants, on the date of consummation of such transaction.

During the three months ended March 31, 2026, warrants to purchase 7,000 shares were exercised at a per share price of $3.00, for aggregate proceeds of $21,000. No warrants were exercised for the three months ended March 31, 2025. As of March 31, 2026, all of our outstanding warrants were classified as equity.

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

We expect to incur approximately $3.2 million in expenses over the term of the Adare Agreements. Adare will invoice us for work completed under the agreements based on industry standard payment terms and will be paid in cash. For the three months ended March 31, 2026, we incurred expenses of $0.3 million related to the Adare Agreements. As of March 31, 2026, we recorded amounts payable of $19,000, a prepayment of $0.1 million and $0.2 million of accrued clinical liabilities on our balance sheet related to the Adare Agreements. Since entering into the agreements, we have incurred a total of $0.4 million in R&D expenses.

On November 10, 2025, we entered into a consulting agreement with Kristen Slaoui to provide strategic business development and transaction advisory support services. Dr. Slaoui is a member of our Board, the Compensation Committee of the Board and the Nominating and Corporate Governance Committee of the Board. We incurred consulting fees from Dr. Slaoui of $24,000 for the three months ended March 31, 2026. As of March 31, 2026, we recorded amounts payable to Dr. Slaoui of $8,000 in accounts payable and $5,000 in accrued liabilities on our balance sheet. Since entering into the agreement we have incurred a total of $38,000 in consulting fees.

9. COMMITMENTS AND CONTINGENCIES

The following table summarizes our contractual obligations as of March 31, 2026 (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Vancouver office operating lease	$53	$53	$—	$—	$—
Total	$53	$53	$—	$—	$—

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

Consolidated rent expense relating to the Vancouver, British Columbia office, for the three months ended March 31, 2026 was $32,000 and for the three months ended March 31, 2025 was $31,000.

Other information related to leases was as follows (dollars in thousands):

	Three Months Ended
	March 31,
	2026	2025
Supplemental Cash Flow Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows to operating leases	$15	$13
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	—	—
Weighted Average Remaining Lease Term
Operating leases	0.83 years	1.83 years
Weighted Average Discount Rate
Operating leases	8.98%	8.98%

Guarantees and Indemnifications

We indemnify our officers, directors and certain consultants for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at its request in such capacity. The term of the indemnification period is equal to the officer’s or director’s lifetime.

The maximum amount of potential future indemnification is unlimited; however, we have obtained director and officer insurance that limits our exposure and may enable us to recover a portion of any future amounts paid. We believe that the fair value of these indemnification obligations is minimal. Accordingly, we have not recognized any liabilities relating to these obligations as of March 31, 2026.

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

10. SUBSEQUENT EVENTS

April 2026 Private Placement

On April 15, 2026 we entered into a securities purchase agreement with certain institutional and accredited investors, or Investors, pursuant to which we sold and issued to the Investors in a private placement an aggregate of (i) 49,418,069 shares, or shares, our common stock, and, in lieu of shares of our common stock for an Investor, pre-funded warrants to purchase up to 100,500 shares of our common stock, or pre-funded warrant shares, and (ii) accompanying warrants, or common warrants, to purchase up to 49,518,569 shares of our common stock or pre-funded warrants to purchase shares of our common stock, or common warrant shares, at a collective purchase price of (a) $3.635 per combination of shares and accompanying common warrants or (b) $3.634 per combination of pre-funded warrants and accompanying common warrants.

Each pre-funded warrant has an exercise price of $0.001 per pre-funded warrant share. The pre-funded warrants are exercisable at any time after their original issuance, subject to certain ownership limitations, and will not expire.

Each common warrant will be exercisable at an exercise price of $3.51 per common warrant share. The common warrants are exercisable at any time after the date of issuance, subject to certain ownership limitations, and will expire on the later of the twentieth business day following (i) the date on which we publicly announce that the FDA has approved cytisinicline for smoking cessation in adults, or FDA Approval, and (ii) the date on which we notify the common warrant holders of the FDA Approval, provided that if a common warrant is not fully exercisable because we have insufficient authorized and unreserved shares of our common stock at the time of the public announcement of the FDA Approval, the common warrant will be exercisable for two years following the date on which we obtain stockholder approval for an amendment to our certificate of incorporation to increase the number of authorized shares of our common stock.

A holder of common warrants or pre-funded warrants may not exercise the warrant if the holder, together with its affiliates, would beneficially own more than 4.99%, 9.99% or 19.99%, at the election of the holder (provided that no holder may beneficially own more than 19.99%), or the Ownership Limitation, of the number of shares of our common stock outstanding immediately after giving effect to such exercise. A holder of common warrants or pre-funded warrants may generally increase or decrease the Ownership Limitation by providing at least 61 days’ prior notice to us. A holder of common warrants or pre-funded warrants also may not exercise the common warrants or pre-funded warrants, as applicable, for shares of our common stock if we do not have sufficient authorized and unissued shares of our common stock to issue such shares of our common stock upon exercise.

We received gross proceeds of approximately $180.0 million from the private placement, before deducting placement agent fees and other expenses. We estimate net proceeds to be approximately $168.6 million after deducting estimated placement agent fees and other expenses of approximately $11.4 million.

In connection with the private placement, on April 15, 2026, the Board appointed Andrew D. Goldberg, M.D. as our Chief Executive Officer and President, and as a member of the Board, effective April 18, 2026. In connection with his appointment, the Board granted Dr. Goldberg the following equity awards: (i) 1,800,965 RSUs, vesting as to 25% of the total award on the anniversary of April 18, 2026 and thereafter in substantially equal quarterly installments on the twelve quarterly anniversaries; (ii) a stock option to purchase 3,601,929 shares of our common stock at an exercise price $4.25 per share, vesting as to 25% of the total award on the anniversary of April 18, 2026 and thereafter in substantially equal monthly installments; and (iii) 11,706,270 PRSUs that will vest based on achievement of eight share price milestones ranging from 2x to 9x of a reference price, in whole or in part, upon achievement of certain financial performance conditions, and in all cases subject to Dr. Goldberg’s continued employment through such achievement. The shares subject to each award are eligible for accelerated vesting pursuant to Dr. Goldberg’s employment agreement.

Also in connection with the private placement, the Board appointed two additional members of the Board, Lucian Iancovici, M.D. and Aaron Royston, M.D., designated by TPG Life Sciences Innovations and venBio Partners, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a late-stage clinical specialty pharmaceutical company with the sole mission to address the global nicotine dependence epidemic through the development and commercialization of cytisinicline. There are approximately 25 million adults in the United States who smoke combustible cigarettes. Tobacco use is currently the leading cause of preventable death that is responsible for more than eight million deaths worldwide and nearly half a million deaths in the United States annually.

While nicotine e-cigarettes are thought to be less harmful than combustible cigarettes, they remain highly addictive and can deliver harmful chemicals which are associated with lung injury, cardiovascular disease and cancer. In 2024, 1.6 million high school and middle school students reported using e-cigarettes. Research shows adolescents who have used e-cigarettes are seven times more likely to become smokers one year later compared to those who have never used e-cigarettes. In 2024, the FDA granted Breakthrough Therapy designation for cytisinicline for nicotine e-cigarette, or vaping, cessation. Breakthrough Therapy designation is a process that expedites the development and review of new drugs and biologics that are intended to treat serious or life-threatening conditions and have preliminary clinical evidence indicating substantial improvement over existing therapies.

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

Cytisinicline is a naturally occurring alkaloid with a high binding affinity to the nicotinic acetylcholine receptor. It is believed to work in treating nicotine dependence for smoking and e-cigarette cessation by interacting with nicotine receptors in the brain by reducing the severity of craving and withdrawal symptoms, and reducing the reward and satisfaction associated with nicotine products. Cytisinicline is an investigational product candidate being developed for treatment of nicotine dependence. In September 2025, we announced that the FDA accepted for review our New Drug Application, or NDA, for cytisinicline as a treatment for smoking cessation as the first indication in the United States and assigned a Prescription Drug User Fee Act, or PDUFA, targeted action date of June 20, 2026.

One third-party manufacturer named in our NDA underwent a non-Achieve related FDA current Good Manufacturing Practices, or cGMP, inspection and the FDA made observations, two of which were related to solid oral dose manufacturing. As a result, the third-party manufacturer's facility, where the FDA made the two observations, received an Official Action Indicated, or OAI, classification and a warning letter. The observations resulting in the OAI classification and warning letter at the third-party manufacturer's facility relate to general cGMP matters at the facility and are not specific to cytisinicline. We expect to receive a Complete Response Letter, or CRL, from the FDA on or before our June 20, 2026 PDUFA targeted action date, which would delay our NDA approval. We have partnered with a U.S.-based manufacturer, Adare Pharma Solutions, or Adare, to manufacture cytisinicline drug product for potential commercial launch and beyond (see Note 8 "Related Party Transactions" in the accompanying consolidated financial statements). We have completed the analytical method transfer to Adare's manufacturing facility in Vandalia, Ohio. In addition, we have completed our first cytisinicline engineering batch manufactured at Adare's facility. We anticipate the partnership with Adare will help to decrease risks related to our supply chain, international importation of pharmaceuticals and reduce costs, including potential tariffs. We intend to resubmit the NDA naming Adare as our manufacturer for commercial supply in the fourth quarter of 2026 and anticipate the commercial launch of cytisinicline in the first half of 2027.

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

We believe we will be able to commercialize independently in the U.S. market by focusing our marketing and sales efforts on highly targeted prescriber and patient audiences. We are planning to launch cytisinicline by utilizing a well-established marketing technology infrastructure and embedding Artificial Intelligence, or AI, tools to enhance targeting, decision making, and performance metrics. Launch planning and readiness activities are underway, leveraging our integrated agency partnership with Omnicom, with teams established for key functional areas including market access, medical education, prescriber and patient marketing, and digital infrastructure. Additionally, field-based and virtual sales representatives will supplement digital promotional efforts.

We have no products approved for commercial sale and have not generated any revenue from product sales to date. We have never been profitable and have incurred operating losses in each year since inception. Our net loss was $10.2 million for the three months ended March 31, 2026. As of March 31, 2026, we had an accumulated deficit of $270.4 million, cash, cash equivalents and marketable securities balance of $29.3 million and a positive working capital balance of $19.2 million. For the three months ended March 31, 2026, net cash used in operating activities was $6.9 million. In April 2026, we entered into a securities purchase agreement with certain institutional and accredited investors for a private placement of our securities. We received gross proceeds of approximately $180.0 million from the private placement, before deducting placement agent fees and other expenses. We estimate net proceeds to be approximately $168.6 million after deducting estimated placement agent fees and other expenses of approximately $11.4 million. In connection with the private placement, our board of directors appointed Andrew D. Goldberg, MD to the position of Chief Executive Officer and President, and as a member of the board of directors, effective following the closing of the private placement. We also appointed two additional members of our board of directors, Lucian Iancovici, MD and Aaron Royston, MD.

License & Supply Agreements

Sopharma License and Supply Agreements

We are party to a license agreement, or the Sopharma License Agreement, and a supply agreement, or the Sopharma Supply Agreement, with Sopharma AD, or Sopharma. Pursuant to the Sopharma License Agreement, we were granted access to all available manufacturing, efficacy and safety data related to cytisinicline. Additional rights granted under the Sopharma License Agreement include the exclusive use of, and the right to sublicense, certain Sopharma patent rights and the trademark Tabex in all territories described in the Sopharma License Agreement. Under the Sopharma License Agreement, we agreed to pay a nonrefundable license fee. In addition, we agreed to make certain royalty payments equal to a mid-single digit percentage of all net sales of Tabex branded products in our territory during the term of the Sopharma License Agreement, including those sold by a third party pursuant to any sublicense which may be granted by us. We have agreed to coordinate with Sopharma in the defense against any actual or threatened infringement claims with respect to Tabex branded products. The Sopharma License Agreement will terminate under customary termination provisions including bankruptcy or insolvency and material breach. To date, any amounts paid to Sopharma pursuant to the Sopharma License Agreement have been immaterial.

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

As of March 31, 2026, the fair value of the contingent consideration was estimated to be $1.3 million (see Note 5 “Fair Value Measurements, Fair Value of Sopharma Share Purchase Agreement Contingent Consideration” in the accompanying unaudited consolidated financial statements). We recognized a gain of $0.3 million for the three months ended March 31, 2026 and a loss of $0.1 million for the three months ended March 31, 2025.

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

Our R&D expenses will vary materially between quarters based on the timing of our clinical trials. The process of conducting clinical trials and non-clinical studies necessary to obtain regulatory approval is costly and time consuming and we may never succeed in achieving marketing approval for cytisinicline. (See “Item 1A. Risk Factors—Risks Related to the Development of Our Product Candidate Cytisinicline.”).

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

Results of Operations

For the three months ended March 31, 2026 and 2025

Research and development expenses

Our R&D expenses are devoted to our one ongoing clinical development program, cytisinicline. R&D expenses for the three months ended March 31, 2026 decreased to $3.3 million as compared to $7.1 million for the three months ended March 31, 2025. The decrease in expense for the three months ended March 31, 2026, was due to a decrease in clinical trial costs of $3.3 million in 2026 as compared to 2025, associated with the ORCA-OL trial, which was completed in September 2025 and wound down through the first quarter of 2026, as compared to the same period in 2025, in which higher costs incurred were associated with the continued full enrollment of the ORCA-OL trial. In addition, R&D expenses were lower due to a decrease in stock-based compensation expense of $1.0 million for the three months ended March 31, 2026 as compared to the same period in 2025, due to the revaluation of the probability on the achievement of certain performance conditions of our outstanding performance based restricted stock unit awards, or PRSUs. This was partially offset by higher manufacturing and supply chain costs of $0.6 million during the three months ended March 31, 2026 as compared to the same period in 2025, which was associated with commercial launch preparation, including purchase of raw cytisinicline inventory expensed to R&D prior to regulatory approval and completion of analytical method transfer to Adare and completion of an engineering batch manufactured at Adare's facility.

General and administrative expenses

General and administrative expenses for the three months ended March 31, 2026 increased to $7.2 million from $5.8 million for the three months ended March 31, 2025. The increase in expenses for the three months ended March 31, 2026 as compared to the same period in 2025 was primarily due to higher commercial launch preparation costs, which were $3.2 million for the three months ended March 31, 2026 as compared to $1.2 million for the same period in 2025, higher employee expenses of $0.6 million for the three months ended March 31, 2026 as compared to the same period in 2025, which was associated with increased headcount, and an increase in legal expenses of $0.4 million for the three months ended March 31, 2026 as compared to the same period in 2025, associated with patent activities. This was partially offset by a decrease in stock-based compensation expense of $1.9 million for the three months ended March 31, 2026 as compared to the same period in 2025, due to the revaluation of the probability on the achievement of certain performance conditions of our outstanding PRSUs.

Interest income

Total interest income for each of the three months ended March 31, 2026 and 2025, was $0.3 million.

Interest expense

Total interest expense for the three months ended March 31, 2026, was $0.3 million compared to $0.2 million for the three months ended March 31, 2025. The increase in interest expense for the three months ended March 31, 2026 as compared to the same period in 2025 was due to a higher average debt balance of $15.0 million in 2026 as compared to $10.0 million in 2025.

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

For the three months ended March 31, 2026, we recognized a gain on the fair value of the contingent consideration of $0.3 million. For the three months ended March 31, 2025, we recognized a loss on the fair value of the contingent consideration of $0.1 million.

Liquidity, Capital Resources

We have incurred an accumulated deficit of $270.4 million through March 31, 2026, and we expect to incur substantial additional losses in the future as we operate our business and continue or expand our regulatory, manufacturing, commercialization and other R&D activities and other operations. We have not generated any revenue from product sales to date, and we may not generate product sales revenue in the near future, if ever. As of March 31, 2026, we had a cash, cash equivalents and marketable securities balance of $29.3 million and a positive working capital balance of $19.2 million. For the three months ended March 31, 2026, net cash used in operations was $6.9 million. In April 2026, we entered into a securities purchase agreement with certain institutional and accredited investors for a private placement of our securities. We received gross proceeds of approximately $180.0 million from the private placement, before deducting placement agent fees and other expenses. We estimate net proceeds to be approximately $168.6 million after deducting estimated placement agent fees and other expenses.

We have historically financed our operations through equity offerings, debt financings, and government grants. As a late-stage clinical specialty pharmaceutical company with no current sources of revenue, we are dependent on our ability to raise funds (through public or private securities offerings, debt financings, government funding or grants, or other sources, which may include licensing, collaborations or other strategic transactions or arrangements) to support the ongoing clinical development and commercialization activities. While we believe that we will be able to settle our commitments and liabilities in the normal course of business as they fall due during the next 12 months, as a development-stage company with no current sources of revenue, we are dependent on our ability to raise funds (through public or private securities offerings, debt financings, government funding or grants, or from other sources, which may include licensing, collaborations or other strategic transactions or arrangements) to fund our operations and finance the remaining development and commercialization of our product candidate.

We did not have during the periods presented, and we do not currently have, any commitments or obligations, including contingent obligations, other than the Sopharma Contingent Consideration (as defined in Note 4 "License Agreements" in the accompanying consolidated financial statements), arising from arrangements with unconsolidated entities or persons that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, cash requirements or capital resources.

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

The New Convertible Term Loan matures on June 1, 2028. The first tranche of the New Convertible Term Loan, which was advanced on July 25, 2024, has an aggregate original principal amount of $10.0 million. In October 2025, pursuant to the New Debt Agreement we drew down on the second tranche of the New Convertible Term Loan for an additional $5.0 million. We did not draw down on the third tranche of the New Convertible Term Loan and it expired and became unavailable on December 31, 2025.

Interest is calculated on the outstanding principal amount of the New Convertible Term Loan at a floating rate per annum equal to the greater of (i) 7.0% and (ii) the prime rate minus 1.0%, which interest shall be payable in cash monthly in arrears and shall be payable on the earlier to occur of (x) the first day of the first month following any extension of credit by the Lender for our credit, (y) the date of any prepayment pursuant to the New Debt Agreement, or (z) the maturity date. The New Convertible Term Loan will be “interest-only” until June 30, 2026 (see Note 6 "Convertible Debt" in the accompanying consolidated financial statements).

June 2025 Public Offering

On June 26, 2025, we entered into an underwriting agreement, or Underwriting Agreement, with Citizens JMP Securities, LLC and Raymond James & Associates, Inc., or the Underwriters, as representatives of the underwriters, pursuant to which we agreed to issue and sell to the Underwriters 15,000,000 shares of our common stock and accompanying common warrants to purchase up to 15,000,000 shares of common stock, or pre-funded warrants to purchase shares of our common stock in lieu thereof.

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

Each accompanying warrant is exercisable, at the purchaser’s election, for either warrant shares at an exercise price of $3.00 per share or for pre-funded warrants at an exercise price of $2.999 per pre-funded warrant. The accompanying warrants are exercisable at any time after the date of issuance, subject to certain ownership limitations, and will expire on the fifth anniversary of the date of issuance. A holder of accompanying warrants may not exercise the warrant if the holder, together with its affiliates, would beneficially own more than 9.99% of the number of shares of our common stock outstanding immediately after giving effect to such exercise. The pre-funded warrants have an exercise price of $0.001 per share, will be immediately exercisable subject to certain ownership limitations, and have no expiration. A holder of pre-funded warrants may not exercise the warrant if the holder, together with its affiliates, would beneficially own more than 9.99% of the number of shares of our common stock outstanding immediately after giving effect to such exercise. A holder of accompanying warrants and pre-funded warrants may increase or decrease the ownership limitation by providing at least 61 days' prior notice to us.

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

April 2026 Private Placement

On April 15, 2026 we entered into a securities purchase agreement with certain institutional and accredited investors, or Investors, pursuant to which we agreed to sell and issue to the Investors in a private placement an aggregate of (i) 49,418,069 shares of our common stock, and, in lieu of shares of our common stock for an Investor, pre-funded warrants to purchase up to 100,500 shares of our common stock, and (ii) accompanying warrants to purchase up to 49,518,569 shares of our common stock or pre-funded warrants to purchase shares of our common stock, or common warrant shares at a collective purchase price of (a) $3.635 per combination of shares and accompanying common warrants or (b) $3.634 per combination of pre-funded warrants and accompanying common warrants.

Each pre-funded warrant has an exercise price of $0.001 per pre-funded warrant share. The pre-funded warrants are exercisable at any time after their original issuance, subject to certain ownership limitations, and will not expire.

Each common warrant will be exercisable at an exercise price of $3.51 per common warrant share. The common warrants are exercisable at any time after the date of issuance, subject to certain ownership limitations, and will expire on the later of the twentieth business day following (i) the date on which we publicly announce that the U.S. Food and Drug Administration has approved cytisinicline for smoking cessation in adults, or FDA Approval, and (ii) the date on which we notify the common warrant holders of the FDA Approval, provided that if a common warrant is not fully exercisable because we have insufficient authorized and unreserved shares of our common stock at the time of the public announcement of the FDA Approval, the common warrant will be exercisable for two years following the date on which we obtain stockholder approval for an amendment to our certificate of incorporation to increase the number of authorized shares of our common stock.

A holder of common warrants or pre-funded warrants may not exercise the warrant if the holder, together with its affiliates, would beneficially own more than 4.99%, 9.99% or 19.99%, at the election of the holder (provided that no holder may beneficially own more than 19.99%) (the “Ownership Limitation”), of the number of shares of our common stock outstanding immediately after giving effect to such exercise. A holder of common warrants or pre-funded warrants may generally increase or decrease the Ownership Limitation by providing at least 61 days’ prior notice to us. A holder of common warrants or pre-funded warrants also may not exercise the common warrants or pre-funded warrants, as applicable, for shares of our common stock if we do not have sufficient authorized and unissued shares of our common stock to issue such shares of our common stock upon exercise.

We received gross proceeds of approximately $180.0 million from the private placement, before deducting placement agent fees and other expenses.We estimate net proceeds to be approximately $168.6 million after deducting estimated placement agent fees and other expenses of approximately $11.4 million.

Cash Flows

Operating Activities

For the three months ended March 31, 2026, net cash used in operating activities was $6.9 million compared to $11.1 million for the three months ended March 31, 2025. The decrease in cash used in operations in the 2026 period as compared to the 2025 period was due to the wind down of the ORCA-OL trial, which was completed in September 2025, as compared to the same period in 2025, in which costs incurred were associated with the continued full enrollment of the ORCA-OL trial.

Financing Activities

For the three months ended March 31, 2026, net cash provided by financing activities was $21,000, related to proceeds received from warrant exercises.

Investing Activities

For the three months ended March 31, 2026, net cash provided by investing activities was $14.3 million compared to $11.4 million for the three months ended March 31, 2025. Net cash provided by investing activities in the three months ended March 31, 2026 and 2025, respectively, was due to transactions involving marketable securities in the normal course of business.

Commitments and Contingencies

We previously disclosed certain contractual obligations and contingencies and commitments relevant to us within the financial statements and Management’s Discussion and Analysis of Results of Operations and Liquidity and Capital Resources in our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on March 24, 2026. For more information regarding our current contingencies and commitments, see Note 9 to the financial statements included above.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts and related disclosures. We have discussed those estimates that we believe are critical and require the use of complex judgment in their application in our audited financial statements for the year ended December 31, 2025 in our Annual Report on Form 10-K filed with the SEC, on March 24 2026. Since December 31, 2025, there have been no material changes to our critical accounting policies or the methodologies or assumptions we apply under them.

New Accounting Standards

See Note 2, “Accounting Policies,” of the unaudited consolidated financial statements for information related to the adoption of new accounting standards in 2026, no new accounting standards were adopted.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

This item is not required for a smaller reporting company.

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

During the quarter ended March 31, 2026, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting

We have not made any changes to our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Funds generated from our operations will be insufficient to enable us to bring our product currently under development to commercialization. We may require additional capital to continue our clinical development activities and expand our regulatory, manufacturing and commercialization activities. Accordingly, we may raise additional capital from the sale of our securities, debt, partnering arrangements, non-dilutive fundraising or other financing transactions in order to continue to fund our operations and finance the remaining development and commercialization of our product candidate. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our clinical development, regulatory review and commercialization efforts.

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

We have incurred debt, which could impair our flexibility and access to capital and adversely affect our financial position, and our business would be materially adversely affected if we are unable to service our debt obligations.

As of March 31, 2026, the principal amounts due under our debt instruments (including the New Debt Agreement, as defined and further described under the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”) totaled $15.0 million.

Servicing our debt requires a significant amount of cash. Our debt is subject to floating interest rates set in relation to the prime rate. Increases in interest rates have made and may continue to make our debt service costs increase. Our outstanding debt matures on June 1, 2028. We currently do not generate any cash flow from operations and if we are unable to make interest and/or principal payments when due, we would be in default under the New Debt Agreement. We may be required to raise additional capital through future financings or sales of assets to enable us to make interest payments and/or repay our outstanding indebtedness as it becomes due. There can be no assurance that we will be able to generate cash or raise additional capital. Any debt financing that is available could cause us to incur substantial costs and subject us to covenants that significantly restrict our ability to conduct our business. If we seek to complete additional equity financings, the interests of existing stockholders may be diluted. If we are unable to service our loan, the lender may foreclose on and sell the assets securing such indebtedness to satisfy our payment obligations, which could prevent us from accessing those assets for our business and conducting our business as planned, which could materially harm our financial condition and results of operations.

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
•
experience delays in the development of cytisinicline, including delays in clinical trials and delays in regulatory review;
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

We are currently dependent on the potential development and FDA approval of a single product candidate, cytisinicline. We are still developing and seeking regulatory approval for cytisinicline and it cannot be marketed or sold in the United States or in foreign markets until regulatory approval has been obtained from the FDA or applicable foreign regulatory agencies. The process of obtaining regulatory approval is expensive and time consuming. The FDA and foreign regulatory authorities may never approve cytisinicline for sale and marketing, and even if cytisinicline is ultimately approved, regulatory approval may be delayed or limited in the United States or in other jurisdictions. In September 2025, we announced that the FDA accepted for review our NDA for cytisinicline as a treatment of nicotine dependence for smoking cessation as the first indication in the United States and assigned a Prescription Drug User Fee Act, or PDUFA, targeted action date of June 20, 2026. One third-party manufacturer named in our NDA underwent a non-Achieve related FDA current Good Manufacturing Practices, or cGMP, inspection and the FDA made observations, two of which were related to solid oral dose manufacturing. As a result, the third-party manufacturer's facility, where the FDA made the two observations, received an Official Action Indicated, or OAI, classification and a warning letter. We expect to receive a Complete Response Letter from the FDA on or before our June 20, 2026 PDUFA targeted action date, which would delay our NDA approval. The contents of such CRL could be made public by the FDA and could result in reputational harm to our company and cytisinicline, result in litigation, or result in a delay or the inability to commercialize cytisinicline. Even if we are authorized to sell and market cytisinicline in one or more markets, there can be no assurance that we will be able to successfully market cytisinicline or that cytisinicline will achieve market acceptance sufficient to generate profits. If we are unable to successfully develop and commercialize cytisinicline due to failure to obtain regulatory approval for cytisinicline, to successfully market cytisinicline, to generate profits from the sale of cytisinicline, or due to other risk factors outlined in this report, it would have material adverse effects on our business, financial condition and results of operations.

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

The FDA advised us that long-term exposure data to assess for safety beyond 12 weeks would be needed to adequately assess safety risks given that the FDA views smoking cessation drugs as products for chronic, repeated, and intermittent use as patients may relapse and require subsequent courses of treatment over a lifetime. In the first quarter of 2024, we reached agreement with the FDA that a single, open-label study, which we refer to as ORCA-OL, evaluating the long-term safety effects of cytisinicline would be sufficient to complete the requirement and enable an NDA submission. The ORCA-OL open-label exposure trial was initiated in May 2024 and was completed in September 2025. The clinical trial enrolled 479 subjects at 29 clinical trial sites across the United States. Safety data, from the ORCA-OL trial, on over 300 participants with at least six months of cumulative cytisinicline exposure was included in our NDA submission in June 2025 and on over 100 participants receiving at least one year of cumulative cytisinicline exposure was submitted to the FDA in October 2025 as part of the 120-day safety update. In September 2025, we announced that the FDA accepted for review our NDA for cytisinicline as a treatment of nicotine dependence for smoking cessation in adults and assigned a PDUFA targeted action date of June 20, 2026. One third-party manufacturer named in our NDA underwent a non-Achieve related FDA cGMP inspection and the FDA made observations, two of which were related to solid oral dose manufacturing. As a result, the third-party manufacturer's facility, where the FDA made the two observations, received an Official Action Indicated, or OAI, classification and a warning letter. We expect to receive a Complete Response Letter from the FDA on or before our June 20, 2026 PDUFA targeted action date, which would delay our NDA approval. However, regardless of these discussions and the results of the ORCA-OL open label study, the FDA may determine that:

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
•
delays in recruiting qualified patients in our clinical trials;
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

We will need approval from the FDA to commercialize cytisinicline in the United States and approvals from similar regulatory authorities in foreign jurisdictions to commercialize cytisinicline in those jurisdictions. In September 2025, we announced that the FDA accepted for review our NDA for cytisinicline as a treatment of nicotine dependence for smoking cessation in adults and assigned a PDUFA targeted action date of June 20, 2026. One third-party manufacturer named in our NDA underwent a non-Achieve related FDA cGMP inspection and the FDA made observations, two of which were related to solid oral dose manufacturing. As a result, the third-party manufacturer's facility, where the FDA made the two observations, received an Official Action Indicated, or OAI, classification and a warning letter. We expect to receive a Complete Response Letter from the FDA on or before our June 20, 2026 PDUFA targeted action date, that would delay approval of our NDA. Even with the acceptance of our NDA by the FDA, we cannot predict whether the results of our clinical trials and/or the data from our research and clinical approaches included in the NDA will be sufficient to demonstrate the safety and efficacy of cytisinicline for approval from the FDA for the proposed indication of cytisinicline. The FDA has substantial discretion in the product approval process. The approval process may be delayed by changes in government regulation, future legislation or administrative action or changes in FDA policy that occur prior to or during our regulatory review. Even if we comply with all FDA requests, the FDA may ultimately reject one or more of our applications. We may never obtain regulatory approval for cytisinicline. Failure to obtain approval from the FDA or comparable regulatory authorities in foreign jurisdictions to commercialize cytisinicline will leave us without saleable products and therefore without any source of revenues. In addition, the FDA may require us to conduct additional clinical testing or to perform post-marketing studies, as a condition to granting marketing approval of a product or permit continued marketing, if previously approved. If conditional marketing approval is obtained, the results generated after approval could result in loss of marketing approval, changes in product labeling, and/or new or increased concerns about the side effects or efficacy of a product. The FDA has significant post-market authority, including the explicit authority to require post-market studies and clinical trials, labeling changes based on new safety information and compliance with FDA-approved risk evaluation and mitigation strategies. The FDA’s exercise of its authority has in some cases resulted, and in the future could result, in delays or increased costs during product development, clinical trials and regulatory review, increased costs to comply with additional post-approval regulatory requirements and potential restrictions on sales of approved products. In foreign jurisdictions, the regulatory approval processes generally include the same or similar risks as those associated with the FDA approval procedures described above. We cannot be certain that we will receive the approvals necessary to commercialize cytisinicline for sale either within or outside the United States.

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

Even if cytisinicline is approved by the FDA or comparable foreign regulatory authorities, we will be subject to ongoing regulatory requirements with respect to manufacturing, labeling, packaging, storage, advertising, promotion, sampling, record-keeping, conduct of post-marketing clinical trials, and submission of safety, efficacy and other post-approval information, including both federal and state requirements in the United States and the requirements of comparable foreign regulatory authorities. Compliance with such regulatory requirements will likely be costly, and failure to comply would likely result in penalties, up to and including, the loss of such approvals from the FDA or comparable foreign regulatory authorities.

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

We will need to expand and effectively manage our managerial, operational, financial, development, commercial and other resources in order to successfully pursue our development and commercialization efforts for our existing and future product candidates. We expect to need additional scientific, technical, operational, financial and other personnel. Our success depends on our continued ability to attract, retain and motivate highly qualified personnel, such as management, clinical and preclinical personnel, including our executive officers. In addition, although we have entered into employment agreements with each of our executive officers, such agreements permit those executives to terminate their employment with us at any time, subject to providing us with advance written notice.

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

On April 18, 2026, we appointed Andrew Goldberg, MD as our new Chief Executive Officer and President, and as a member of our Board. While we believe this leadership change positions the Company for continued growth and execution of our strategic priorities, and while our former Chief Executive Officer will continue to serve on our Board of Directors to help facilitate an orderly transition, any change in senior leadership inherently involves risks and uncertainties, including potential disruptions to our operations, strategic direction, and key relationships with vendors, suppliers, employees, and other stakeholders. A leadership transition may also create uncertainty among employees that could result in increased attrition of key personnel, and other third parties may seek to take advantage of any perceived instability during the transition period. Any failure to manage this transition effectively could have a material adverse effect on our business, results of operations, financial condition, and prospects.

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

Risks Related to Our Reliance on Third Parties

We expect to continue to rely on third parties to manufacture cytisinicline. Our commercialization of cytisinicline could be stopped, delayed or made less profitable if our manufacturing partners fail to obtain approval of government regulators, fail to provide us with sufficient quantities of product or fail to do so at acceptable quality levels or prices.

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

Third-party manufacturers, or CMOs, are subject to regulatory requirements covering manufacturing, testing, quality control and record keeping relating to product candidates and are also subject to ongoing inspections by regulatory agencies. Failure by CMOs to pass a pre-approval inspection by the FDA may require us to pursue alternative manufacturers, which could result in delay in review or approval of our NDA and commercialization, additional costs or other adverse impacts. Additionally, failure by CMOs to pass a pre-approval inspection by the FDA or to otherwise comply with applicable regulations may result in delays and interruptions to our product candidate supply, or additional costs, while we seek to secure another supplier that meets all regulatory requirements. One third-party manufacturer named in our NDA underwent a non-Achieve related FDA cGMP inspection and the FDA made observations, two of which were related to solid oral dose manufacturing. As a result, the third-party manufacturer's facility, where the FDA made the two observations, received an Official Action Indicated, or OAI, classification and a warning letter. The observations resulting in the OAI classification and warning letter at the third-party manufacturer's facility relate to general cGMP matters at the facility and are not specific to cytisinicline. We expect to receive a Complete Response Letter, or CRL, from the FDA on or before our June 20, 2026 PDUFA targeted action date, which would delay our NDA approval.

Our reliance on CMOs exposes us to the following additional risks:

•
CMOs might be unable to timely manufacture cytisinicline or produce the quantity and quality required to meet our clinical and commercial needs, if any;
•
CMOs may not be able to execute our manufacturing procedures appropriately;
•
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
•
we may not own, or may have to share, the intellectual property rights to any improvements made by CMOs in the manufacturing process for cytisinicline;
•
we do not own all the intellectual property rights to cytisinicline, and CMOs could license such rights to third parties or begin supplying other third parties with cytisinicline; and
•
CMOs could breach or terminate their agreement with us.

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

We are currently involved in a dispute with Sopharma AD, or Sopharma, relating to cytisinicline. If we and Sopharma are unable to resolve this dispute, our rights with respect to the potential commercialization of cytisinicline could be delayed, restricted, or otherwise adversely affected, which could harm our ability to generate value from cytisinicline.

Our current supply agreement with Sopharma expires on July 28, 2037, unless extended by agreement between us and Sopharma. While Sopharma has been subject to oversight by regulators in Europe and Bulgaria, they have never been inspected by the FDA and there is no assurance that their quality systems will be satisfactory to pass a pre-approval inspection by the FDA in a timely manner or at all. We have concerns regarding Sopharma’s ability to meet the requirements of and pass an FDA pre-approval inspection and if our concerns regarding Sopharma are not resolved, we plan to engage third-party manufacturers until such time that Sopharma is able to pass an FDA inspection. Sopharma has alleged that our engagement of third-party manufacturers is a breach of our agreement, which we have disputed and have proposed steps to resolve the parties’ dispute. In the event we are unable to resolve our ongoing dispute with Sopharma, such dispute may result in litigation, additional costs or delays in activities relating to our NDA or ultimate commercialization.

Our transition of cytisinicline manufacturing to a new third-party manufacturer could result in delays, supply disruptions, increased costs, and regulatory risk.

We are transitioning the manufacturing of cytisinicline drug product to a new third-party manufacturer, Adare. Although we believe this transition will enhance our supply chain capabilities, including providing redundancy and U.S.-based manufacturing, transferring manufacturing to a new facility is complex and entails significant risks, including the risk that the new manufacturer may be unable to reliably or timely manufacture cytisinicline at the required quality standards, in the necessary quantities, or at an acceptable cost, particularly as we progress to validation and commercial-scale production. The process of qualifying a new manufacturing site and implementing or scaling manufacturing processes may result in unanticipated technical challenges, deviations, failed batches, delays in release testing, capacity constraints, supply interruptions, or the need to repeat manufacturing activities, any of which could delay our planned regulatory submissions or resubmissions, delay or prevent commercial launch (if approved), or otherwise adversely affect our business and prospects. In addition, our reliance on third parties for manufacturing subjects us to risks outside our control, including changes in the manufacturer’s priorities, performance issues, shortages of raw materials or components, labor or transportation disruptions, and compliance risk, including the risk of adverse inspectional findings or other regulatory actions affecting the manufacturing site. If we are unable to successfully complete this manufacturing transition and establish a consistent commercial supply chain on a timely basis, we may be required to identify and qualify alternative manufacturers, which could be time-consuming and costly, and could have a material adverse effect on our business, financial condition, results of operations, and prospects.

Additionally, Adare’s Chief Executive Officer serves as a member of our Board of Directors, which may give rise to actual or perceived conflicts of interest with respect to our oversight of, and decisions regarding, our relationship with Adare. Although we have adopted processes and controls designed to address related-party transactions, this relationship could affect, or be perceived to affect, our ability to negotiate arm’s-length terms, evaluate Adare’s performance objectively, or take other actions we may deem necessary, which could adversely affect our business, results of operations, and prospects.

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

We may retain third-party service providers to perform a variety of functions related to the sale and distribution of any of our current or future product candidates, key aspects of which will be out of our direct control. These service providers may provide key services related to warehousing and inventory control, distribution, government price reporting, customer service, accounts receivable management, and cash collection, and, as a result, most of our inventory may be stored at a single warehouse maintained by one such service provider. If we retain a service provider, we would substantially rely on it as well as other third‑party providers that perform services for us, including entrusting our inventories of products to their care and handling. If these third-party service providers fail to comply with applicable laws and regulations, fail to meet expected deadlines, or otherwise do not carry out their contractual duties to us, or encounter physical or natural damage at their facilities, our ability to deliver product to meet commercial demand would be significantly impaired and we may be subject to regulatory enforcement action.

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

Failure by us or a commercial partner to obtain timely or adequate coverage and pricing for our products, if approved, or obtaining such coverage and pricing at unfavorable levels, could materially adversely affect our business, financial condition, results of operations and prospects.

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

We are subject to export control and import laws and regulations, including the U.S. Export Administration Regulations, U.S. Customs regulations, various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Controls, the U.S. Foreign Corrupt Practices Act of 1977, as amended, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act, and other state and national anti-bribery and anti-money laundering laws in the countries in which we conduct activities. Anti-corruption laws are interpreted broadly and prohibit companies and their employees, agents, contractors, and other partners from authorizing, promising, offering, or providing, directly or indirectly, improper payments or anything else of value to recipients in the public or private sector. We have an agreement with Sopharma to supply cytisinicline, and we may engage third parties for clinical trials outside of the United States, to sell our products abroad or provide other services in connection with commercialization, and/or to obtain necessary permits, licenses, patent registrations, and other regulatory approvals. We have direct or indirect interactions with officials and employees of government agencies or other organizations. We can be held liable for the corrupt or other illegal activities of our employees, agents, contractors, and other partners, even if we do not explicitly authorize or have actual knowledge of such activities. Any violations of the laws and regulations described above may result in substantial civil and criminal fines and penalties, imprisonment, the loss of export or import privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm, and other consequences.

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

Market exclusivity awarded by the FDA upon the approval of an NDA is limited in scope and duration. Our commercial success will depend in part on obtaining, maintaining, enforcing, and defending against third-party challenges, patent and trade secret protection for our current and future product candidates that we may develop, license or acquire, as well as the related manufacturing methods. We will be able to protect our technologies from unauthorized use by third parties to the extent that the technologies are covered by valid and enforceable patents or trade secrets.

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
•
our ability to raise additional capital as needed to fund our planned development and commercialization efforts;
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

As of March 31, 2026, there were 4,970,511 shares of our common stock subject to outstanding options and 1,084,330 subject to outstanding restricted stock units, almost all of which have been registered under the Securities Act on Form S-8. The shares so registered can be freely sold in the public market after being issued to the option holder upon exercise, except to the extent they are held by an affiliate of ours, in which case such shares will become eligible for sale in the public market as permitted by Rule 144 under the Securities Act. Furthermore, as of March 31, 2026, there were approximately 20,391,307 shares of our common stock subject to outstanding warrants to purchase common stock, with a weighted average exercise price of $3.30 per share, and 142,857 shares of our common stock subject to outstanding pre-funded warrants, with an exercise price of $0.001 per share. To the extent any of these warrants are exercised, the shares underlying these warrants may be immediately sold in the public market.

In June 2025, we entered into an underwriting agreement, pursuant to which we sold and issued warrants to purchase up to 16,766,666 shares of our common stock (or pre-funded warrants), with an exercise price of $3.00 per share (or $2.999 per pre-funded warrant), or the June 2025 Public Offering. In April 2026, we entered into a securities purchase agreement with certain institutional and accredited investors, or Investors, pursuant to which we sold and issued to the Investors in a private placement warrants to purchase up to 49,518,569 shares of our common stock and pre-funded warrants to purchase shares of our common stock, with an exercise price of $3.51 per share. If additional shares are issued upon exercise of these warrants (or pre-funded warrants), they may be immediately sold in the public market.

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

ACHIEVE LIFE SCIENCES, INC.

Date: May 12, 2026	By:	/s/ Mark Oki
Mark Oki
Chief Financial Officer (Principal Financial Officer)