Form 10-Q
period 2026-06-30
ACHIEVE LIFE SCIENCES, INC.
filed 2026-08-11
CIK 949858

e

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2026

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

As of August 11, 2026 there were 102,902,490 shares of the registrant’s Common Stock, $0.001 par value per share, outstanding.

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
•
anticipated timing and success of our New Drug Application, or NDA, resubmission following the Complete Response Letter, or CRL, from the FDA;
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
•
Cytisinicline is currently our sole product candidate and there is no guarantee that we will be able to successfully obtain approval from the U.S. Food and Drug Administration, or FDA, or other regulatory agencies to commercialize cytisinicline.
•
Our planned NDA resubmission, following our receipt of a CRL citing deficiencies at a third-party manufacturing facility, may be delayed, may not adequately address the FDA's concerns, or may not result in approval on the timeline we expect or at all.
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
•
We are currently involved in a dispute with Sopharma AD, or Sopharma, relating to cytisinicline. If we and Sopharma are unable to resolve this dispute, or if the arbitration is resolved unfavorably to us, our rights with respect to the potential commercialization of cytisinicline could be delayed, restricted, or otherwise adversely affected, which could harm our ability to generate value from cytisinicline.
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

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Achieve Life Sciences, Inc.

Consolidated Balance Sheets

(Unaudited)

(In thousands, except per share and share amounts)

	June 30,	December 31,
	2026	2025

ASSETS
Current assets:
Cash and cash equivalents [note 5]	$47,958	$20,929
Marketable securities [note 5]	139,345	15,475
Prepaid expenses and other assets	805	3,292
Prepaid expenses and other assets - related parties [note 8]	186	193
Total current assets	188,294	39,889
Non-current assets:
Other assets and restricted cash [note 5]	268	52
Right-of-use assets [note 9]	34	64
Other intangible assets [note 3]	169	—
License agreement [note 3 and note 4]	640	751
Goodwill	1,034	1,034
Total assets	$190,439	$41,790
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$606	$859
Accounts payable - related parties [note 8]	—	8
Accrued liabilities other	1,083	598
Accrued liabilities other - related parties [note 8]	21	6
Accrued clinical liabilities	587	368
Accrued clinical liabilities - related parties [note 8]	181	—
Accrued compensation	2,938	1,921
Current contingent consideration [note 4 and note 5]	1,372	1,557
Current portion of long-term obligations [note 9]	36	61
Current portion of convertible debt [note 5 and note 6]	7,454	3,704
Warrant liability [note 5 and note 7 [g]]	182,724	—
Pre-funded warrant liability [note 5 and note 7 [g]]	655	—
Total current liabilities	197,657	9,082
Non-current liabilities
Non-current portion of convertible debt [note 5 and note 6]	7,458	11,185
Long-term obligations [note 9]	—	5
Total liabilities	205,115	20,272
Commitments and contingencies [note 9]
Stockholders' equity:
Series A convertible preferred stock, $0.001 par value, 9,158 shares designated, zero issued and outstanding at June 30, 2026 and zero issued and outstanding at December 31, 2025	—	—
Series B convertible preferred stock, $0.001 par value, 6,256 shares designated, zero issued and outstanding at June 30, 2026 and zero issued and outstanding at December 31, 2025	—	—
Common stock, $0.001 par value, 150,000,000 shares authorized, 102,717,200 issued and outstanding at June 30, 2026 and 53,233,988 issued and outstanding at December 31, 2025	170	121
Additional paid-in capital	330,405	281,613
Accumulated deficit	(345,163)	(260,226)
Accumulated other comprehensive income	(88)	10
Total stockholders' equity	(14,676)	21,518
Total liabilities and stockholders' equity	$190,439	$41,790
Subsequent events [note 10]

See accompanying notes.

Achieve Life Sciences, Inc.

Consolidated Statements of Loss and Comprehensive Loss

(Unaudited)

(In thousands, except per share and share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
EXPENSES
Research and development	3,390	6,707	6,365	13,804
Research and development - related parties [note 8]	418	—	735	—
General and administrative	14,560	5,856	21,707	11,653
General and administrative - related parties [note 8]	24	—	48	—
Total operating expenses	18,392	12,563	28,855	25,457
OTHER INCOME
Interest income	1,476	192	1,773	514
Interest expense [note 6]	(277)	(191)	(551)	(376)
Change in fair value of contingent consideration [note 4 and note 5]	(100)	(97)	185	(188)
Other (expenses) income	(5)	(59)	(18)	(38)
Warrant issuance cost [note 7b]	(8,799)	—	(8,799)	—
Change in fair value of warrant liability [note 5]	(48,528)	—	(48,528)	—
Change in fair value of pre-funded warrant liability [note 5]	(144)	—	(144)	—
Total other income	(56,377)	(155)	(56,082)	(88)
Net loss	$(74,769)	$(12,718)	(84,937)	(25,545)
OTHER COMPREHENSIVE LOSS
Net unrealized loss on marketable securities	(90)	(3)	(98)	(28)
Total other comprehensive loss	(90)	(3)	(98)	(28)
Comprehensive loss	$(74,859)	$(12,721)	(85,035)	(25,573)
Basic and diluted net loss per common share [note 7[d]]	$(0.80)	$(0.37)	$(1.15)	$(0.74)
Weighted average shares used in computation of basic and diluted net loss per common share [note 7[d]]	93,510,544	34,685,072	73,557,119	34,685,072
				\

See accompanying notes.

Achieve Life Sciences, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended
	June 30,
	2026	2025
Operating Activities:
Net loss	$(84,937)	$(25,545)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liability [note 5]	48,528	—
Change in fair value of pre-funded warrant liability [note 5]	144	—
Warrant issue costs	8,799	—
Depreciation and amortization [note 3]	115	117
Stock-based compensation [note 7[c], note 7[e] and note 7[f]]	6,270	5,120
Amortization of 2024 SVB convertible term loan transaction costs [note 6]	23	28
Change in fair value of contingent consideration [note 4 and note 5]	(185)	188
Accretion of discount on marketable securities	(686)	—
Amortization of premium on securities	12	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	2,547	592
Prepaid expenses and other assets - related parties [note 8]	7	—
Accounts payable	(253)	(732)
Accounts payable - related parties [note 8]	(8)	—
Accrued liabilities, other	483	646
Accrued liabilities other - related parties [note 8]	15	—
Accrued clinical liabilities	219	893
Accrued clinical liabilities - related parties [note 8]	181	—
Accrued compensation	1,017	(1,464)
Lease obligation [note 9]	—	—
Net cash used in operating activities	(17,709)	(20,157)
Financing Activities:
Proceeds from exercise of warrants	21	—
Proceeds from employee share purchase plan	160	—
Proceeds from option exercise	55	—
Proceeds from June 2025 public offering, net of issuance costs [note 7b]	—	41,222
Proceeds from April 2026 private placement, net of issuance costs [note 7b]	168,243	—
Net cash provided by financing activities	168,479	41,222
Investing Activities:
Purchase of property and equipment	(16)	—
Purchase of intangible assets	(170)	—
Purchase of marketable securities	(139,974)	(4,260)
Maturities of marketable securities	16,632	22,316
Net cash provided by (used in) investing activities	(123,528)	18,056
Effect of exchange rate changes on cash	2	—
Net increase (decrease) in cash, cash equivalents and restricted cash	27,244	39,121
Cash, cash equivalents and restricted cash at beginning of the period	20,949	12,773
Cash, cash equivalents and restricted cash at end of the period	$48,193	$51,894

See accompanying notes.

Achieve Life Sciences, Inc.

Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands, except share amounts)

						Accumulated
					Additional	Other		Total,
	Common Stock		Preferred Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance, December 31, 2025	53,233,988	$121	—	$—	$281,613	$10	$(260,226)	$21,518
Stock-based compensation expense	—	—	—	—	(685)	—	—	(685)
Shares issued on exercise of warrants	7,000	—	—	—	21	—	—	21
Other comprehensive loss	—	—	—	—	—	(8)	—	(8)
Net loss	—	—	—	—	—	—	(10,168)	(10,168)
Balance, March 31, 2026	53,240,988	$121	—	$—	$280,949	$2	$(270,394)	$10,678
Stock-based compensation expense	—	—	—	—	6,955	—	—	6,955
Shares issued - April 2026 private placement	49,418,069	49	—	—	42,286	—	—	42,335
Shares issued under employee share purchase plan	40,518	—	—	—	160	—	—	160
Shares issued upon option exercise	17,625	—	—	—	55	—	—	55
Other comprehensive loss	—	—	—	—	—	(90)	—	(90)
Net loss	—	—	—	—	—	—	(74,769)	(74,769)
Balance, June 30, 2026	102,717,200	$170	—	$—	$330,405	$(88)	$(345,163)	$(14,676)

						Accumulated
					Additional	Other		Total,
	Common Stock		Preferred Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance, December 31, 2024	34,685,072	$103	—	$—	$226,343	$31	$(205,578)	$20,899
Stock-based compensation expense	—	—	—	—	2,232	—	—	2,232
Other comprehensive income	—	—	—	—	—	(25)	—	(25)
Net loss	—	—	—	—	—	—	(12,827)	(12,827)
Balance, March 31, 2025	34,685,072	$103	—	$—	$228,575	$6	$(218,405)	$10,279
Stock-based compensation expense	—	—	—	—	2,888	—	—	2,888
Shares issued - June 2025 public offering	15,000,000	15	—	—	41,207	—	—	41,222
Other comprehensive loss	—	—	—	—	—	(3)	—	(3)
Net loss	—	—	—	—	—	—	(12,718)	(12,718)
Balance, June 30, 2025	49,685,072	$118	—	$—	$272,670	$3	$(231,123)	$41,668

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

Liquidity Risk

We have historically experienced recurring losses from operations and have incurred an accumulated deficit of $345.2 million through June 30, 2026 and $260.2 million through December 31, 2025. As of June 30, 2026 and December 31, 2025, we had cash, cash equivalents and marketable securities of $187.3 million and $36.4 million, respectively. As of June 30, 2026, we had a negative working capital balance of $9.4 million. As of December 31, 2025 we had a positive working capital balance of $30.8 million. For the six months ended June 30, 2026, we incurred a net loss of $84.9 million and net cash used in operating activities was $17.7 million. For the six months ended June 30, 2025, we incurred a net loss of $25.5 million and net cash used in operating activities was $20.2 million.

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

2. ACCOUNTING POLICIES

Intangible Assets — Defensive Intangible Assets

We periodically acquire internet domain names for defensive purposes, to prevent their use by competitors and to protect our brand from third-party use and is not used actively in our operations. Such domain names are recognized as separate intangible assets, apart from goodwill, and are initially measured at cost, including the purchase price and direct costs incurred to acquire and register the domain. Although we do not intend to actively use these domain names and the underlying registrations are indefinitely renewable, defensive intangible assets are not assigned an indefinite useful life. Consistent with ASC 350 "Intangibles - Goodwill and Other," we estimate a finite useful life for each defensive domain name based on the expected period over which the domains' defensive values are expected to continue and indirectly benefit us. These assets are amortized on a straight-line basis over their estimated useful lives. Defensive intangible assets are tested for impairment in accordance with our policy for other finite-lived intangible assets — that is, whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable, rather than through an annual indefinite-lived impairment test. Such indicators may include a change in our assessment of the continued strategic need to hold the domain name defensively, or a decision to cease renewing the underlying registration.

Fair value of financial instruments

We determine the fair value of our warrant liability based on the Black-Scholes pricing model and using considerable judgment, including estimating stock price volatility and expected warrant life.

Warrants

We have warrants classified on the consolidated balance sheet as a liability, which are revalued at each balance sheet date subsequent to the initial issuance. Determining the appropriate fair-value model and calculating the fair value of warrants requires considerable judgment, including estimating stock price volatility and expected warrant life. We use the Black-Scholes pricing model to value the warrants. The computation of expected volatility was based on the historical volatility of shares of our common stock for a period that coincides with the expected life of the warrants. A small change in the estimates used may have a relatively large change in the estimated valuation. Changes in the fair value of the warrants are reflected in the consolidated statement of loss as gain (loss) on revaluation of warrants.

3. INTANGIBLE ASSETS

License Agreements

Our intangible assets related to license agreements are subject to amortization and are amortized using the straight-line method over their estimated useful life.

We acquired license and supply agreements in relation to cytisinicline upon the acquisition of Extab, on May 18, 2015. The agreements were determined to have a fair value of $3.1 million with an estimated useful life of 14 years.

The components of intangible assets were as follows (in thousands):

	June 30, 2026			December 31, 2025
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Value	Amortization	Value	Value	Amortization	Value
License Agreements	$3,117	$(2,477)	$640	$3,117	$(2,366)	$751

For the three and six months ended June 30, 2026 we recorded license agreement amortization expense of $0.1 million and $0.1 million, respectively. For the three and six months ended June 30, 2025 we recorded license agreement amortization expense of $0.1 million and $0.1 million, respectively. The following table outlines the estimated future amortization expense related to intangible assets held as of June 30, 2026 (in thousands):

Year Ending December 31,
2026	112
2027	223
2028	223
2029	82
Total	$640

Other Intangible Assets — Domain Name Defensive Intangible Assets

We acquire internet domain names to prevent their use by competitors and to protect our brand from third-party use. The domain names are not actively used in our operations. Accordingly, the asset has been classified as a defensive intangible asset in accordance with ASC 350-30.

Although we have no current plan to actively use the domains and the underlying registrations are indefinitely renewable, the assets do not qualify for an indefinite useful life. We estimated a useful life of 14 years based on the expected period over which the domains' defensive values are expected to continue and indirectly benefit us. The assets are amortized on a straight-line basis over this period.

As of June 30, 2026, the domain name intangible assets consisted of the following:

	June 30, 2026			December 31, 2025
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Value	Amortization	Value	Value	Amortization	Value
Domain Names	$170	$(1)	$169	$—	$—	$—

The following table outlines the estimated future amortization expense related to intangible assets held as of June 30, 2026 (in thousands):

Year Ending December 31,
2026	6
2027	12
2028	12
2029	12
2030	12
Thereafter	115
Total	$169

Intangible Assets Impairment Analysis

We evaluate the carrying amount of intangible assets periodically by taking into account events or circumstances that may warrant revised estimates of useful life or that indicate the asset may be impaired. We conducted an analysis of potential impairment indicators for long lived assets, including the license and supply agreements for the active pharmaceutical ingredient cytisinicline and Domain Name Defensive Intangible Assets, and concluded that there were no indicators of impairment identified as of June 30, 2026.

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

We communicated to Sopharma that we had concerns regarding their ability to pass an FDA pre-approval inspection and that if those concerns were not resolved, we planned to utilize third-party manufacturers, and include such manufacturers in our NDA, until such time that Sopharma is able to pass an FDA inspection. In June 2025, we submitted our NDA, which included third-party manufacturers. Sopharma has alleged that our planned utilization of third-party manufacturers is a breach of our agreement, which we have disputed. In July 2026, Sopharma filed an arbitration demand alleging breach of the Sopharma Supply Agreement. Sopharma seeks actual, compensatory, incidental, and consequential damages; costs and attorneys’ fees; restitution; declaratory relief; and an order requiring us to include Sopharma as our designated manufacturer in any future NDA submission. We dispute these claims and intend to defend the matter vigorously. Based on the information currently available, we are unable to reasonably estimate the amount or range of any potential loss at this time because the arbitration is in its early stages. Accordingly, no liability has been recorded in the accompanying consolidated financial statements related to this matter as of June 30, 2026.

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

As of June 30, 2026, the fair value of the contingent consideration was estimated to be $1.4 million. We recognized a loss of $0.1 million and a gain of $0.2 million for the three and six months ended June 30, 2026, respectively, and a loss of $0.1 million and $0.2 million for the three and six months ended June 30, 2025, respectively.

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

We invest our excess cash in accordance with investment guidelines that limit the credit exposure to any one financial institution other than securities issued by the U.S. Government. These securities are not collateralized and mature within one year. No expected credit loss has been taken against these securities.

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

Financial Instruments

The following table presents information about our assets and liabilities that are measured at fair value on a recurring basis, and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value (in thousands):

June 30, 2026	Level 1	Level 2	Level 3	Total
Assets
Money market securities (cash equivalents)	$45,378	$—	$—	$45,378
Corporate bonds and commercial paper (cash equivalents)	—	1,993	—	1,993
Restricted cash	235	—	—	235
U.S. government securities	—	47,921	—	47,921
Corporate bonds (marketable securities)	—	23,803	—	23,803
Commercial paper (marketable securities)	—	67,621	—	67,621
Total assets	$45,613	$141,338	$—	$186,951
Liabilities
Convertible debt	$—	$14,507	$—	$14,507
Contingent consideration	—	—	1,372	1,372
Warrant liability	—	—	182,724	182,724
Pre-funded warrant liability	—	—	655	655
Total liabilities	$—	$14,507	$184,751	$199,258

Money Market Securities

Money market securities are classified within Level 1 of the fair value hierarchy and are valued based on quoted prices in active markets for identical securities.

Money market securities consist of the following (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
June 30, 2026	Cost	Gains	Losses	Fair Value
Money market securities (cash equivalents)	$45,378	$—	$—	$45,378
Money market securities (restricted cash)	235	—	—	235
Total money market securities	$45,613	$—	$—	$45,613

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

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
June 30, 2026	Cost	Gains	Losses	Fair Value
Corporate bonds and commercial paper (cash equivalents)	$1,993	$—	$—	$1,993
U.S. government securities	47,959	—	(38)	47,921
Corporate bonds	23,830	—	(27)	23,803
Commercial paper	67,649	—	(28)	67,621
Total commercial paper	$141,431	$—	$(93)	$141,338

Concentration of Cash and Cash Equivalents Risk

We place our cash in a custodial account and in commercial checking and sweep accounts with various financial institutions.

As of June 30, 2026, approximately $164.6 million in cash equivalents and marketable securities is held in a custodial account with U.S. Bank, for which SVB Asset Management is the advisor; and approximately $0.1 million of our cash and $21.6 million of our cash equivalents is held in a single financial institution, Silicon Valley Bank, or SVB, as required by the covenants of the Debt Agreement (see Note 6 – "Convertible Debt").

Our commercial bank balances exceed federal insurance limits. We have not experienced any losses in our cash and cash equivalents for the six months ended June 30, 2026 and 2025.

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

We invest our excess cash in accordance with investment guidelines, which limit our credit exposure for securities to any one financial institution or corporation other than securities issued by the U.S. government. We only invest in A (or equivalent) rated securities with maturities of one year or less. These securities generally mature within one year or less and in some cases are not collateralized. At June 30, 2026, the average days to maturity of our portfolio of cash equivalents and marketable securities was 122 days. We do not use derivative instruments to hedge against any of these financial risks.

Fair Value of Debt

Convertible Debt

The principal amount, carrying value and related estimated fair value of our convertible debt reported in the consolidated balance sheets as of June 30, 2026 and December 31, 2025 was as follows (in thousands). The aggregate fair value of the principal amount of the convertible debt is a Level 2 fair value measurement.

	June 30, 2026			December 31, 2025
	Principal	Carrying	Fair	Principal	Carrying	Fair
	Amount	Value	Value	Amount	Value	Value
2024 SVB Convertible Debt	$15,000	$14,912	$14,507	$15,000	$14,889	$14,320

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

An increase in the discount rate and decrease in the probability of success will result in a decrease in the fair value of the contingent consideration. Conversely, a decrease in the discount rate and increase in the probability of success will result in an increase in the fair value of the contingent consideration. As of June 30, 2026 the risk adjusted discount rate was 30.8% and the probability of success was 90.6%. Adjustments to the fair value of the contingent liabilities, other than payments, are recorded as a gain or loss in the Consolidated Statements of Loss and Comprehensive Loss.

The following table presents the changes in fair value of our total Level 3 financial liabilities for the six months ended June 30, 2026 (in thousands):

	Balance at	Change in	Balance at
(in thousands)	December 31, 2025	Fair Value	June 30, 2026
Contingent consideration	$1,557	$(185)	$1,372

Fair Value of Liability Classified Warrants and Pre-Funded Warrants

As of June 30, 2026, we recorded a $182.7 million warrant liability. We reassess the fair value of our common stock warrants and pre-funded common stock warrants classified as liabilities at each reporting date.

We determine the fair value of our liability classified common stock warrants utilizing the Black-Scholes pricing model. Inputs used in the pricing model include estimates of stock price volatility, expected warrant life and risk-free interest rate. The computation of expected volatility is based on the historical volatility of shares of our common stock for a period that coincides with the expected life of the warrants that are classified as liabilities. Warrants that are classified as liabilities are categorized in Level 3 of the fair value hierarchy. A small change in the estimates used may result in a relatively large change in the estimated valuation. Warrants that are classified as equity are not considered liabilities and therefore are not reassessed for their fair values at each reporting date.

The inputs and significant assumptions used in Black-Scholes pricing model were as follows:

	As of	Six Months Ended
	April 17,	June 30,
	2026	2026	2025
Risk-free interest rates	3.62%	3.94%	—
Expected dividend yield	0%	0%	—
Expected life	1.17 years	0.97 years	—
Expected volatility	98.98%	90.90%	—
Forfeiture rate	0.00%	0.00%	—

The liability classified pre-funded warrants do not have an expiration date and we determine their fair value to approximate the underlying equity share because the exercise price is considered to be de minimis at $0.001.

During the six months ended June 30, 2026, we issued 49.5 million common stock warrants and 0.1 million pre-funded common stock warrants that were classified as liabilities. The following table presents the changes in fair value of our total Level 3 financial liabilities for the six months ended June 30, 2026 (in thousands):

	Liability at	Issuance of	Unrealized Loss on	Liability at
	December 31, 2025	Warrants	Warrants	June 30, 2026
Warrant Liability	$—	$134,196	$48,528	$182,724
Pre-funded Warrant Liability	—	511	144	655
	$—	$134,707	$48,672	$183,379

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

Interest is calculated on the outstanding principal amount of the New Convertible Term Loan at a floating rate per annum equal to the greater of (i) 7.0% and (ii) the prime rate minus 1.0%, which interest shall be payable in cash monthly in arrears and shall be payable on the earlier to occur of (x) the first day of the first month following any extension of credit by the Lender for our credit, (y) the date of any prepayment pursuant to the New Debt Agreement, or (z) the maturity date. The New Convertible Term Loan was “interest-only” through June 30, 2026.

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

The New Debt Agreement contains customary affirmative and restrictive covenants, including covenants regarding the incurrence of additional indebtedness or liens, investments, transactions with affiliates, delivery of financial statements, payment of taxes, maintenance of insurance, dispositions of property, mergers or acquisitions, among other customary covenants. We are also restricted from paying dividends or making other distributions or payments on our capital stock, subject to limited exceptions. The New Debt Agreement also includes customary representations and warranties, events of default and termination provisions. The Lender may not engage in any short sales of, or other hedging transactions in, our common stock while any amounts are outstanding under the New Debt Agreement. As of June 30, 2026, we are in compliance with all covenants under the New Debt Agreement.

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

As of June 30, 2026 and December 31, 2025, the New Convertible Term Loan balance was comprised of the following (in thousands):

	June 30,	December 31,
	2026	2025
New Convertible Term Loan Information
Principal	$15,000	$15,000
Transaction costs	(186)	(186)
Amortization of transaction costs	98	75
	$14,912	$14,889

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

Each common warrant is exercisable at an exercise price of $3.51 per common warrant share. The common warrants are exercisable at any time after the date of issuance, subject to certain ownership limitations, and will expire on the later of the twentieth business day following (i) the date on which we publicly announce that the FDA has approved cytisinicline for smoking cessation in adults, or FDA Approval, and (ii) the date on which we notify the common warrant holders of the FDA Approval, provided that if a common warrant is not fully exercisable because we have insufficient authorized and unreserved shares of our common stock at the time of the public announcement of the FDA Approval, the common warrant will be exercisable for two years following the date on which we obtain stockholder approval for an amendment to our certificate of incorporation to increase the number of authorized shares of our common stock.

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

In connection with the private placement, on April 15, 2026, the Board appointed Andrew D. Goldberg, M.D. as our Chief Executive Officer, or CEO, and President, and as a member of the Board, effective April 18, 2026.

We received net proceeds of approximately $168.2 million after deducting estimated placement agent fees and other expenses of approximately $11.8 million, allocated as follows:

		Pre-funded
	Common	Common Stock	Common Stock
	Stock	Warrants	Warrants
Unit Issued	49,418,069	100,500	49,518,569
Gross Proceeds (in thousands)	$45,293	$511	$134,196
Underwriting discount and offering expense (in thousands)	$2,958	$33	$8,766

The common stock warrants and pre-funded warrants issued in the April 2026 Private Placement are classified as liabilities. The placement agent fees and other expenses allocated to the common stock warrants and pre-funded warrants have been expensed in the Consolidated Statement of Loss.

The shares of common stock issued in the April 2026 Private Placement are classified as equity. The placement agent fees and other expenses allocated to the shares of common stock have been charged against the allocated gross proceeds.

[c] Equity Awards

2024 Equity Inducement Plan

As of June 30, 2026, we had reserved, pursuant to the 2024 Equity Inducement Plan, 23,173,538 shares of common stock for issuance upon exercise of stock options and settlement of restricted stock units by employees, of which 5,203,533 shares were reserved for options currently outstanding, 13,507,235 shares were reserved for restricted stock units currently outstanding, and 4,462,770 shares were available for future equity grants.

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

2023 Non-Employee Director Equity Incentive Plan

As of June 30, 2026, we had reserved, pursuant to the 2023 Non-Employee Director Equity Incentive Plan, 300,000 shares of common stock for issuance upon exercise of stock options by non-employee directors, of which 227,250 shares were reserved for options currently outstanding and 72,750 shares were available for future equity grants.

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

2018 Equity Incentive Plan

As of June 30, 2026, we had reserved, pursuant to the 2018 Equity Incentive Plan, or the 2018 Plan, 5,550,225 shares of common stock for issuance upon exercise of stock options and settlement of restricted stock units by employees, directors, officers and consultants of ours, of which 3,733,128 were reserved for options currently outstanding, 971,830 for restricted stock units currently outstanding, and 845,267 were available for future equity grants.

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

New Employee Inducement Grants

We grant stock options as a material inducement to new employees to enter into employment agreements with us in accordance with Nasdaq Listing Rule 5635(c)(4). The stock options approved under the inducement grants are issued pursuant to a stock option agreement on terms substantially similar to those described in our 2018 Plan. The exercise price of the options is determined by our Board but will be at least equal to the fair value of the common shares at the grant date. The options vest in accordance with terms as determined by our Board. The expiration date for each option is set by our Board with a maximum expiration date of ten years from the date of grant. For the three and six months ended June 30, 2026, we did not grant any inducement stock options to new employees in accordance with Nasdaq Listing Rule 5635(c)(4) outside of the 2024 Equity Inducement Plan. As of June 30, 2026, 125,000 stock options granted as new employee inducement grants were outstanding.

2017 Equity Incentive Plan

As of June 30, 2026, we had reserved, pursuant to the 2017 Equity Incentive Plan, or the 2017 Plan, 10,536 shares of common stock for issuance upon exercise of currently outstanding stock options by employees, directors and officers of ours. Upon the effectiveness of our 2018 Plan, we ceased granting equity awards under our 2017 Plan.

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

Stock option transactions and the number of stock options outstanding are summarized below:

	Number of	Weighted
	Optioned	Average
	Common	Exercise
	Shares	Price
Balance, December 31, 2025	2,730,211	$7.08
Granted	7,028,579	4.49
Expired	(20)	2,200.00
Exercised	(31,248)	3.65
Cancelled/Forfeited	(428,075)	4.38
Balance, June 30, 2026	9,299,447	$5.26

The fair value of each stock award for employees and directors is estimated on the grant date and for consultants at each reporting period, using the Black-Scholes option-pricing model based on the weighted-average assumptions noted in the following table:

	Six Months Ended
	June 30,
	2026	2025
Risk-free interest rates	3.91%	4.31%
Expected dividend yield	0%	0%
Expected life	6.01 years	5.63 years
Expected volatility	76.88%	78.31%
Forfeiture rate	0.00%	0.00%

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

The results for the periods set forth below included stock-based compensation expense for stock options, restricted stock units and employee share purchase plan compensation expenses in the following expense categories of the consolidated statements of loss (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Research and development	$460	$779	$(10)	$1,333
General and administrative	6,495	2,109	6,280	3,787
Total stock-based compensation	$6,955	$2,888	$6,270	$5,120

As of June 30, 2026, the total unrecognized compensation expense related to stock options granted was $16.8 million, which is expected to be recognized as expense over a period of approximately 3.49 years from June 30, 2026.

Rescindable Stock Option Grants

During the six months ended June 30, 2026, we granted options to purchase 975,000 shares of common stock to certain employees, subject to and contingent upon stockholder approval of an increase in the number of authorized shares of common stock. Under the terms of the award agreements, if such approval was not obtained by May 11, 2027, the grants would be automatically rescinded and no shares would be issued.

Because stockholder approval of the share increase is considered a substantive condition under ASC 718, the grant date for accounting purposes has not yet occurred as of June 30, 2026, and no compensation cost has been recognized for these awards during the period then ended. We will establish the accounting grant date, measure the grant-date fair value of the awards, and begin recognizing compensation cost over the requisite service period upon receipt of stockholder approval.

As of June 30, 2026, 975,000 options remain outstanding and unrecognized as accounting grant-date awards, with a weighted-average exercise price of $5.59, based on the stock price on the date the awards were communicated to employees. The actual grant-date fair value may differ once stockholder approval is obtained and measurement occurs.

Subsequent to June 30, 2026, on July 2, 2026, our stockholders approved an increase in authorized shares of common stock. Accordingly, the accounting grant date for these awards was established as July 2, 2026, and we will recognize compensation cost over the remaining requisite service period beginning on that date (see Note 10 "Subsequent Events").

Restricted Stock Unit Awards Summary

We grant restricted stock unit awards that generally vest and are expensed over a four-year period. We also grant restricted stock unit awards that vest in conjunction with certain performance conditions to certain executive officers, key employees and consultants. At each reporting date, we are required to evaluate whether achievement of the performance conditions is probable. Compensation expense is recorded over the appropriate service period based upon our assessment of accomplishing each performance condition. For the three and six months ended June 30, 2026, we recognized compensation expense of $4.5 million and a $3.0 million, respectively. This is compared to compensation expense of $2.4 million and $4.2 million, respectively, for the three and six months ended June 30, 2025.

CEO Market Condition RSUs

During the three and six months ended June 30, 2026, we granted 11,706,270 RSUs to our CEO and President that vest based on market conditions tied to the achievement of eight share price milestones ranging from 2x to 9x of a reference price. Because the vesting condition is based on the price of our shares, the market condition is incorporated directly into the measurement of grant-date fair value, rather than assessed for probability of achievement in subsequent periods. We estimated the grant-date fair value of these awards using a Monte Carlo simulation model. The model simulates a large number of independent share price paths, approximately 100,000 iterations. For each simulated path, the model determines whether and to what extent the market condition would be satisfied and calculates the resulting payout under the award's vesting schedule. The grant-date fair value represents the average of the discounted payouts across all simulated paths.

The inputs and significant assumptions used in the Monte Carlo simulation were as follows:

Inputs and Assumptions
Valuation date	April 18, 2026
Underlying share price	$5.10
Risk free interest rate	3.82%
Contractual term	April 18, 2036
Volatility estimate	88.32%
Reference price	$3.39

The resulting weighted-average grant-date fair value of these awards was $4.80 per unit and a total grant-date fair value of $56.2 million. Compensation cost is recognized on a straight-line basis over the requisite service period regardless of whether the market condition is ultimately achieved, and is not reversed if the market condition is not met.

RSU Awards Summary

The following table summarizes our restricted stock unit award activity during the six months ended June 30, 2026:

		Weighted
	Number	Average
	of	Grant Date
	Shares	Fair Value
Balance, December 31, 2025	1,084,330	$3.76
Granted	13,507,235	4.25
Cancelled/Forfeited	(112,500)	3.63
Balance, June 30, 2026	14,479,065	$4.08

As of June 30, 2026, we had approximately $60.3 million in total unrecognized compensation expense related to our restricted stock unit awards that is to be recognized over a weighted-average period of approximately 3.28 years.

[d] Loss Per Share

For the six months ended June 30, 2026, a total of 93,688,388 shares, consisting of warrants to purchase 69,909,876 shares, options exercisable for 9,299,447 shares and 14,479,065 restricted stock units, have not been included in the loss per share computation, as their effect on diluted per share amounts would have been anti-dilutive. For the same period in 2025, a total of 39,004,028 shares underlying options, restricted stock units and warrants have not been included in the loss per share computation. Additionally, the outstanding New Convertible Term Loan is included in the calculation of diluted per share amounts only if its inclusion is dilutive for periods during which the notes were outstanding. As of June 30, 2026, the outstanding New Convertible Term Loan was not included in the calculation of diluted per share amounts as its effect would have been anti-dilutive.

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

[f] Employee Share Purchase Plan

Our Board and stockholders approved the 2017 Employee Stock Purchase Plan, or ESPP, in August 2017. Contributions are made by eligible employees, subject to certain limits defined in the ESPP. The number of shares available for future purchases under the ESPP is 1,346,298 shares. All shares purchased under the ESPP are new share issuances.

For the three and six months ended June 30, 2026, we recorded a compensation expense of $41,000 and $81,000, respectively, related to the current ESPP offering period. For the three and six months ended June 30, 2025, no compensation expense was recognized related to our ESPP as we did not have an active offering period.

During the six months ended June 30, 2026 40,518 shares were purchased under the ESPP. During the six months ended June 30, 2025, no shares were purchased under the ESPP as we did not have an active offering period.

[g] Common Stock Warrants

The following is a summary of outstanding warrants to purchase common stock as of June 30, 2026:

	Total
	Outstanding	Exercise
	and	price per
	Exercisable	Share	Expiration Date
Pre-Funded warrants issued in August 2020 financing	142,857	$0.001	*
Warrants issued in November 2022 financing	4,093,141	$4.500	November 2029
Warrants issued in June 2025 financing	16,298,166	$3.000	June 2030
Warrants issued in April 2026 financing	49,518,569	$3.510	**
Pre-Funded warrants issued in April 2026 financing	100,500	$0.001	*

*The pre-funded warrants do not have an expiration date.

**These warrants have an exercise price of $3.51 per common warrant share and are exercisable at any time after the date of issuance, subject to certain ownership limitations, and will expire on the later of the twentieth business day following (i) the date on which we publicly announce that the FDA has approved cytisinicline for smoking cessation in adults, or FDA Approval, and (ii) the date on which we notify the common warrant holders of the FDA Approval, provided that if a common warrant is not fully exercisable because we have insufficient authorized and unreserved shares of our common stock at the time of the public announcement of the FDA Approval, the common warrant will be exercisable for two years following the date on which we obtain stockholder approval for an amendment to our certificate of incorporation to increase the number of authorized shares of our common stock.

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
•
in the case of certain warrants, in the event of an “extraordinary transaction” or a “fundamental transaction” (as such terms are defined in the respective warrant agreements), generally including any merger with or into another entity, sale of all or substantially all of the Company’s assets, tender offer or exchange offer, or reclassification of its common stock, in which the successor entity (as defined in the respective warrant agreements) that assumes the warrants is not a publicly traded company, the Company or any successor entity will pay the warrant holder, at such holder’s option, exercisable at any time concurrently with or within 30 days after the consummation of the extraordinary transaction or fundamental transaction, an amount of cash equal to the value of such holder’s warrants as determined in accordance with the Black Scholes option pricing model and the terms of the respective warrant agreement. In some circumstances, we or successor entity may be obligated to make such payments regardless of whether the successor entity that assumes the warrants is a publicly traded company; and
•
with respect to the warrants issued in the June 2025 financing, or the 2025 Warrants, in the event we consummate a “fundamental transaction,” as described in the 2025 Warrants and generally including a merger or consolidation with or into another entity or other reorganization event in which our common shares are converted or exchanged for securities, cash or other property, we are not the surviving entity and in which our stockholders immediately prior to the merger or consolidation do not own, directly or indirectly, at least 50% of the voting power of the surviving entity immediately after such merger or consolidation (excluding any merger effected solely to change the Company’s name), or we sell, lease, license, assign, transfer, convey or otherwise dispose of all or substantially all of our assets or another entity acquires 50% or more of our outstanding shares of common stock, then following such event, the holders of the 2025 Warrants will be entitled to receive upon exercise of such 2025 Warrants the same kind and amount of securities, cash or property which the holders would have received had they exercised their Warrants immediately prior to such fundamental transaction. Any successor to us or surviving entity shall assume the obligations under the 2025 Warrants. Additionally, as more fully described in the 2025 Warrants, in the event of certain fundamental transactions, the holders of the 2025 Warrants will be entitled to receive consideration in an amount equal to the Black Scholes value, as defined in the 2025 Warrants, on the date of consummation of such transaction.

During the three and six months ended June 30, 2026, no warrants were exercised and warrants to purchase 7,000 shares were exercised at a per share price of $3.00, for aggregate proceeds of $21,000, respectively. No warrants were exercised for the three and six months ended June 30, 2025.

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

We expect to incur approximately $3.2 million in expenses over the term of the Adare Agreements. Adare will invoice us for work completed under the agreements based on industry standard payment terms and will be paid in cash. For the three and six months ended June 30, 2026, we incurred expenses of $0.4 million and $0.7 million, respectively, related to the Adare Agreements. For the year ended December 31, 2025, we incurred expenses of $34,000 related to the Adare Agreements. As of June 30, 2026, we recorded a prepayment of $0.2 million and accrued clinical liabilities of $0.2 million on our balance sheet related to the Adare Agreements. As of December 31, 2025, we recorded a prepayment of $0.2 million on our balance sheet related to the Adare Agreements. Since entering into the agreements, we have incurred a total of $0.8 million in R&D expenses.

On November 10, 2025, we entered into a consulting agreement with Kristen Slaoui to provide strategic business development and transaction advisory support services. Dr. Slaoui was a member of our Board, the Compensation Committee of the Board and the Nominating and Corporate Governance Committee of the Board until July 2, 2026. We incurred consulting fees from Dr. Slaoui of $24,000 and $48,000 for the three and six months ended June 30, 2026, and $13,750 for the year ended December 31, 2025. As of June 30, 2026, we recorded $21,000 in accrued liabilities on our balance sheet due to Dr. Slaoui. As of December 31, 2025, we recorded amounts payable to Dr. Slaoui of $8,250 in accounts payable and $5,500 in accrued liabilities on our balance sheet. Since entering into the agreement we have incurred a total of $62,000 in consulting fees. The consulting agreement was terminated effective July 3, 2026.

9. COMMITMENTS AND CONTINGENCIES

The following table summarizes our contractual obligations as of June 30, 2026 (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Vancouver office operating lease	$37	$37	$—	$—	$—
Total	$37	$37	$—	$—	$—

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

Consolidated rent expense relating to the Vancouver, British Columbia office, for the three and six months ended June 30, 2026, was $29,000 and $61,000, respectively, and, for the three and six months ended June 30, 2025, was $30,000 and $61,000, respectively.

Other information related to leases was as follows (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Supplemental Cash Flow Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows to operating leases	$15	$13	$30	$85
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	—	—	—	—
Weighted Average Remaining Lease Term
Operating leases	0.58 years	1.58 years	0.58 years	1.58 years
Weighted Average Discount Rate
Operating leases	8.98%	8.98%	8.98%	8.98%

Guarantees and Indemnifications

We indemnify our officers, directors and certain consultants for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at its request in such capacity. The term of the indemnification period is equal to the officer’s or director’s lifetime.

The maximum amount of potential future indemnification is unlimited; however, we have obtained director and officer insurance that limits our exposure and may enable us to recover a portion of any future amounts paid. We believe that the fair value of these indemnification obligations is minimal. Accordingly, we have not recognized any liabilities relating to these obligations as of June 30, 2026.

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

10. SUBSEQUENT EVENTS

Increase in authorized common stock

On July 2, 2026, our stockholders approved an amendment to our Certificate of Incorporation to increase the number of authorized shares of common stock from 150,000,000 shares to 300,000,000 shares. The amendment was filed with the Secretary of State of Delaware and became effective on July 6, 2026. This increase in authorized shares did not affect the number of shares issued and outstanding as of June 30, 2026.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a late-stage clinical specialty pharmaceutical company with the sole mission to address the global nicotine dependence epidemic through the development and commercialization of cytisinicline. There are approximately 25 million adults in the United States who smoke combustible cigarettes, and tobacco use is currently the leading cause of preventable death.

While nicotine e-cigarettes are thought to be less harmful than combustible cigarettes, they remain highly addictive and can deliver harmful chemicals which are associated with lung injury, cardiovascular disease and cancer. In 2025, 1.4 million high school and middle school students reported using e-cigarettes. Research shows adolescents who have used e-cigarettes are seven times more likely to become smokers one year later compared to those who have never used e-cigarettes. In 2024, the U.S. Food and Drug Administration, or FDA, granted Breakthrough Therapy designation for cytisinicline for nicotine e-cigarette, or vaping, cessation. Breakthrough Therapy designation is a process that expedites the development and review of new drugs and biologics that are intended to treat serious or life-threatening conditions and have preliminary clinical evidence indicating substantial improvement over existing therapies.

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

In June 2026, we received a Complete Response Letter, or CRL, from the FDA regarding our NDA for cytisinicline relating to outstanding manufacturing-related observations from a current Good Manufacturing Practice, or cGMP, inspection of a third-party manufacturing facility and to final product labeling that was not completed by the FDA’s action date. The FDA identified no deficiencies regarding the clinical efficacy or safety of cytisinicline. The deficiencies cited in the CRL concern our prior third-party manufacturer named in our NDA, who underwent a non-Achieve related FDA cGMP inspection and the FDA made observations, two of which were related to solid oral dose manufacturing. As a result, the third-party manufacturer's facility, where the FDA made the two observations, received an Official Action Indicated, or OAI, classification and a warning letter. The observations resulting in the OAI classification and warning letter at the third-party manufacturer's facility relate to general cGMP matters at the facility and are not specific to cytisinicline. We have partnered with a U.S.-based manufacturer, Adare Pharma Solutions, or Adare, to manufacture our finished drug product for potential commercial launch and beyond (see Note 8 "Related Party Transactions" in the accompanying consolidated financial statements). We have completed the analytical method transfer to Adare's manufacturing facility in Vandalia, Ohio. In addition, we have completed our first cytisinicline engineering batch manufactured at Adare's facility and fully qualified all testing procedures at the site. We anticipate the partnership with Adare will help to decrease risks related to our supply chain and international importation of pharmaceuticals, and reduce costs, including with respect to potential tariffs. We intend to resubmit the NDA naming Adare as our finished drug product manufacturer for commercial supply in the fourth quarter of 2026 and anticipate the potential approval of cytisinicline for smoking cessation in the first half of 2027, followed by U.S. commercial launch.

We believe cytisinicline represents a unique opportunity to significantly impact global health by addressing the considerable unmet need among millions of smokers and e-cigarette users. We believe cytisinicline is differentiated from existing smoking cessation treatments given its combination of efficacy, well-tolerated safety profile and dosing flexibility with a 6 or 12-week regimen, as demonstrated in clinical trials.

We believe we will be able to commercialize independently in the U.S. market by focusing our commercial efforts on areas where patient unmet needs are highest, while developing a framework to support broader adoption across payers, prescribers, and health systems. We are conducting market research to inform and validate our go-to-market strategy. This work coincides with building out internal commercial infrastructure. Commercial leadership activities are underway, with recruitment across key functional areas including market access, medical education, patient advocacy and government affairs, trade, and customer strategy. Additionally, we are evaluating the use of field-based representatives to supplement digital promotional efforts.

We have no products approved for commercial sale and have not generated any revenue from product sales to date. We have never been profitable and have incurred operating losses in each year since inception. Our net loss was $84.9 million for the six months ended June 30, 2026. As of June 30, 2026, we had an accumulated deficit of $345.2 million, cash, cash equivalents and marketable securities balance of $187.3 million and a negative working capital balance of $9.4 million. For the six months ended June 30, 2026, net cash used in operating activities was $17.7 million.

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

We communicated to Sopharma that we had concerns regarding their ability to pass an FDA pre-approval inspection and that if those concerns were not resolved, we planned to utilize third-party manufacturers, and include such manufacturers in our NDA, until such time that Sopharma is able to pass an FDA inspection. In June 2025, we submitted our NDA, which included third-party manufacturers. Sopharma has alleged that our planned utilization of third-party manufacturers is a breach of our agreement, which we have disputed. In July 2026, Sopharma filed an arbitration demand alleging breach of the Sopharma Supply Agreement. We dispute these claims and intend to defend the matter vigorously. For more information on this arbitration demand, see “Item 1. Legal Proceedings."

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

As of June 30, 2026, the fair value of the contingent consideration was estimated to be $1.4 million (see Note 5 “Fair Value Measurements, Fair Value of Sopharma Share Purchase Agreement Contingent Consideration” in the accompanying unaudited consolidated financial statements). We recognized a loss of $0.1 million and a gain of $0.2 million for the three and six months ended June 30, 2026, respectively, and a loss of $0.1 million and $0.2 million for the three and six months ended June 30, 2025, respectively.

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

Manufacturing costs for our product candidate, cytisinicline, are expensed as incurred as R&D expenses prior to regulatory approval.

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

General and Administrative Expenses

General and administrative expenses consist primarily of personnel costs related to executive, finance and accounting, commercial and other administrative functions, as well as consulting costs, including commercial, corporate communications, market research, business consulting, human resources and intellectual property. Other costs include professional fees for legal and auditing services, insurance and facility costs.

Results of Operations

For the three and six months ended June 30, 2026 and 2025

Research and development expenses

Our R&D expenses are devoted to our one ongoing clinical development program, cytisinicline. R&D expenses for the three and six months ended June 30, 2026 decreased to $3.8 million and $7.1 million, respectively, as compared to $6.7 million and $13.8 million, respectively, for the three and six months ended June 30, 2025. The decrease in R&D expense was primarily due to a decrease in clinical trial costs of $3.2 million and $6.4 million for the three and six months ended June 30, 2026, respectively, as compared to the same periods in 2025, which were associated with the ORCA-OL trial, which was completed in September 2025. In addition, R&D expenses were lower due to a decrease in stock-based compensation expense of $0.3 million and $1.3 million for the three and six months ended June 30, 2026, respectively, as compared to the same periods in 2025, due to the revaluation of the probability of achieving certain performance conditions of our outstanding performance-based restricted stock unit awards. This was partially offset by higher manufacturing and supply chain costs of $0.4 million and $1.0 million during the three and six months ended June 30, 2026, respectively, as compared to the same periods in 2025, which were associated with commercial launch preparation, including purchase of raw cytisinicline inventory expensed to R&D prior to regulatory approval, completion of analytical method transfer to Adare and completion of an engineering batch manufactured at Adare's facility.

General and administrative expenses

General and administrative expenses for the three and six months ended June 30, 2026 increased to $14.6 million and $21.8 million, respectively, from $5.9 million and $11.7 million, respectively, for the three and six months ended June 30, 2025. The increase in expenses was primarily due to an increase in commercial launch preparation costs of $0.4 million and $2.6 million for the three and six months ended June 30, 2026, respectively, as compared to the same periods in 2025 and higher employee expenses of $7.7 million and $6.2 million for the three and six months ended June 30, 2026, respectively, as compared to the same periods in 2025, which were associated with increased stock-based compensation and severance expenses.

Interest income

Total interest income for the three and six months ended June 30, 2026 was $1.5 million and $1.8 million, respectively, compared to $0.2 million and $0.5 million, respectively, for the three and six months ended June 30, 2025. The increase in interest income for the three and six months ended June 30, 2026, as compared to the same periods in 2025 was primarily due to higher average cash balances in the second quarter of 2026 from receipt of net proceeds from our April 2026 Private Placement financing.

Interest expense

Total interest expense for the three and six months ended June 30, 2026, was $0.3 million and $0.6 million, respectively, compared to $0.2 million and $0.4 million for the three and six months ended June 30, 2025, respectively. The increase in interest expense for the three and six months ended June 30, 2026 as compared to the same periods in 2025 was due to a higher average debt balance of $15.0 million in 2026 as compared to $10.0 million in 2025.

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

For the three and six months ended June 30, 2026, we recognized a loss of $0.1 million and a gain of $0.2 million, respectively, on the fair value of the contingent consideration. For the three and six months ended June 30, 2025, we recognized a loss on the fair value of the contingent consideration of $0.1 million and $0.2 million, respectively.

Change in fair value of warrant liability

We determine the fair value of the warrant liability using the Black-Scholes pricing model. Adjustments to the fair value of the warrant liability are recorded as a gain or loss in the Consolidated Statements of Loss and Comprehensive Loss (see Note 5 “Fair Value Measurements, Fair Value of Liability Classified Warrants” in the accompanying consolidated financial statements).

We recorded a loss of $48.5 million for the three and six months ended June 30, 2026. We did not have any warrants classified as a liability in 2025.

Change in fair value of pre-funded warrant liability

We determine the fair value of the pre-funded warrant liability to approximate the underlying equity share.

We recorded a loss of $0.1 million for the three and six months ended June 30, 2026. We did not have any pre-funded warrants classified as a liability in 2025.

Liquidity and Capital Resources

We have incurred an accumulated deficit of $345.2 million through June 30, 2026, and we expect to incur substantial additional losses in the future as we operate our business and continue or expand our regulatory, manufacturing, commercialization and other R&D activities and other operations. We have not generated any revenue from product sales to date, and we may not generate product sales revenue in the near future, if ever. As of June 30, 2026, we had a cash, cash equivalents and marketable securities balance of $187.3 million and a negative working capital balance of $9.4 million. For the six months ended June 30, 2026, net cash used in operations was $17.7 million.

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

Interest is calculated on the outstanding principal amount of the New Convertible Term Loan at a floating rate per annum equal to the greater of (i) 7.0% and (ii) the prime rate minus 1.0%, which interest shall be payable in cash monthly in arrears and shall be payable on the earlier to occur of (x) the first day of the first month following any extension of credit by the Lender for our credit, (y) the date of any prepayment pursuant to the New Debt Agreement, or (z) the maturity date. The New Convertible Term Loan was “interest-only” through June 30, 2026 (see Note 6 "Convertible Debt" in the accompanying consolidated financial statements).

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

We received net proceeds of approximately $168.2 million after deducting estimated placement agent fees and other expenses of approximately $11.8 million.

Cash Flows

Operating Activities

For the six months ended June 30, 2026, net cash used in operating activities was $17.7 million compared to $20.2 million for the six months ended June 30, 2025. The decrease in cash used in operations in the 2026 period as compared to the 2025 period was due mainly to higher compensation costs paid out in 2025 for the 2024 bonuses associated with achievement of corporate goals and cash upfront payments in 2025 for commercial launch preparation activities. This was partially offset by payment of severance in 2026.

Financing Activities

For the six months ended June 30, 2026, net cash provided by financing activities was $168.5 million, compared to $41.2 million for the six months ended June 30, 2025. Net cash provided by financing activities in the six months ended June 30, 2026 related to proceeds received from the April 2026 private placement, proceeds from the sale of shares under the ESPP plan, proceeds from the exercise of stock options and proceeds from the exercise of warrants. Net cash provided by financing activities in the six months ended June 30, 2025, related to proceeds received from the June 2025 public offering.

Investing Activities

For the six months ended June 30, 2026, net cash used in investing activities was $123.5 million, compared to net cash provided by investing activities of $18.1 million for the six months ended June 30, 2025. Net cash used in investing activities for the six months ended June 30, 2026 and net cash provided by investing activities for the six months ended June 30, 2025, were due to transactions involving marketable securities in the normal course of business.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts and related disclosures. We have discussed those estimates that we believe are critical and require the use of complex judgment in their application in our audited financial statements for the year ended December 31, 2025 in our Annual Report on Form 10-K filed with the SEC, on March 24, 2026. See Note 2, “Accounting Policies,” for new significant accounting polices since December 31, 2025.

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

During the quarter ended June 30, 2026, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting

We have not made any changes to our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. Other than as described below, we are not currently a party to any material pending legal proceedings, and we are not currently a party to any pending administrative or judicial proceeding to which a governmental authority is a party that involves potential monetary sanctions. Any such ordinary routine litigation incidental to our business, and any proceeding in which the amount involved does not exceed 10% of our current assets on a consolidated basis, is not required to be described and is not described below.

Achieve is party to the Sopharma Supply Agreement with Sopharma AD, or Sopharma. As we approached the submission of our NDA, we communicated to Sopharma that we had concerns regarding their ability to pass an FDA pre-approval inspection and that if those concerns were not resolved, we planned to utilize third-party manufacturers, and include such manufacturers in our NDA, until such time that Sopharma is able to pass an FDA inspection. In June 2025, we submitted our NDA, which included third-party manufacturers. Sopharma has alleged that our planned utilization of third-party manufacturers is a breach of the Sopharma Supply Agreement, which we have disputed. On July 17, 2026, Sopharma filed a demand for arbitration in New York with the American Arbitration Association, also known as AAA, pursuant to the dispute resolution provisions in the Sopharma Supply Agreements. Sopharma seeks actual, compensatory, incidental, and consequential damages; costs and attorneys’ fees; restitution; declaratory relief; and an order requiring us to include Sopharma as our designated manufacturer in any future NDA submission. We dispute these claims and intend to defend the matter vigorously. For additional information regarding this matter, see Note 4 “License Agreements” in the notes to the unaudited consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information contained in this Quarterly Report on Form 10-Q and in the other periodic and current reports and other documents we file with the Securities and Exchange Commission, before deciding to invest in our common stock. If any of the following risks materialize, our business, financial condition, results of operations and future prospects will likely be materially and adversely affected. In that event, the market price of our common stock could decline and you could lose all or part of your investment. These disclosures reflect our beliefs and opinions as to factors that could materially and adversely affect the Company and our securities in the future. References to past events are provided by way of example only and are not intended to be a complete listing of such events or a representation as to whether or not such factors or similar events have occurred in the past or their likelihood of occurring in the future. This list is not exhaustive and the order of presentation does not reflect management's determination of priority or likelihood.

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

As of June 30, 2026, the principal amounts due under our debt instruments (including the New Debt Agreement, as defined and further described under the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”) totaled $15.0 million.

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

Risks Related to the Development of Our Product Candidate Cytisinicline

Cytisinicline is currently our sole product candidate and there is no guarantee that we will be able to successfully obtain approval from the U.S. Food and Drug Administration, or FDA, or other regulatory agencies to commercialize cytisinicline.

We are currently dependent on the potential development and FDA approval of a single product candidate, cytisinicline. We are still developing and seeking regulatory approval for cytisinicline and it cannot be marketed or sold in the United States or in foreign markets until regulatory approval has been obtained from the FDA or applicable foreign regulatory agencies. The process of obtaining regulatory approval is expensive and time consuming. The FDA and foreign regulatory authorities may never approve cytisinicline for sale and marketing, and even if cytisinicline is ultimately approved, regulatory approval may be delayed or limited in the United States or in other jurisdictions. In September 2025, we announced that the FDA accepted for review our NDA for cytisinicline as a treatment of nicotine dependence for smoking cessation as the first indication in the United States and assigned a Prescription Drug User Fee Act, or PDUFA, targeted action date of June 20, 2026. In June 2026, we received a Complete Response Letter, or CRL, from the FDA regarding our New Drug Application, or NDA, for cytisinicline relating to outstanding manufacturing-related observations from a current Good Manufacturing Practice, or cGMP, inspection of a third-party manufacturing facility and to final product labeling that was not completed by the FDA’s action date. The deficiencies cited in the CRL concern our prior third-party manufacturer named in our NDA, who underwent a non-Achieve related FDA cGMP inspection and the FDA made observations, two of which were related to solid oral dose manufacturing. As a result, the third-party manufacturer's facility, where the FDA made the two observations, received an Official Action Indicated, or OAI, classification and a warning letter.

The contents of the CRL will be made public by the FDA and could result in reputational harm to our company and cytisinicline, litigation or the inability to commercialize cytisinicline. Even if we are authorized to sell and market cytisinicline in one or more markets, there can be no assurance that we will be able to successfully market cytisinicline or that cytisinicline will achieve market acceptance sufficient to generate profits. If we are unable to successfully develop and commercialize cytisinicline due to failure to obtain regulatory approval for cytisinicline, to successfully market cytisinicline, to generate profits from the sale of cytisinicline, or due to other risk factors outlined in this report, it would have material adverse effects on our business, financial condition and results of operations.

Our planned NDA resubmission following receipt of a CRL citing deficiencies at a third-party manufacturing facility may be delayed, may not adequately address the FDA's concerns, or may not result in approval on the timeline we expect, or at all.

We received a CRL from the FDA regarding our NDA for cytisinicline relating to outstanding manufacturing-related observations from a cGMP, inspection of a third-party manufacturing facility. The deficiencies cited in the CRL concern our prior third-party manufacturer named in our NDA, who underwent a non-Achieve related FDA cGMP inspection and the FDA made observations, two of which were related to solid oral dose manufacturing. As a result, the third-party manufacturer's facility, where the FDA made the two observations, received an Official Action Indicated, or OAI, classification and a warning letter. The observations resulting in the OAI classification and warning letter at the third-party manufacturer's facility relate to general cGMP matters at the facility and are not specific to cytisinicline. However, resolution of the manufacturing-related deficiencies is a prerequisite to any resubmission of our NDA and subsequent approval by the FDA.

We have partnered with Adare to manufacture our finished drug product and have completed the analytical method transfer to Adare's manufacturing facility in Vandalia, Ohio. In addition, we have completed our first cytisinicline engineering batch manufactured at Adare's facility and fully qualified all testing procedures at the site. We intend to resubmit the NDA naming Adare as our finished drug product manufacturer for commercial supply in the fourth quarter of 2026 and anticipate the potential approval of cytisinicline for smoking cessation in the first half of 2027, followed by U.S. commercial launch. We cannot guarantee that the FDA will not identify deficiencies, at this or another facility in our supply chain and/or in our resubmission data package, including stability data, upon inspection or further review, which could result in significant delays in obtaining approval for cytisinicline, require us to expend substantial additional financial and management resources, adversely affect our ability to commercialize cytisinicline on our anticipated timeline or at all, and could have a material adverse effect on our business, financial condition, and results of operations.

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

The FDA advised us that long-term exposure data to assess for safety beyond 12 weeks would be needed to adequately assess safety risks given that the FDA views smoking cessation drugs as products for chronic, repeated, and intermittent use as patients may relapse and require subsequent courses of treatment over a lifetime. In the first quarter of 2024, we reached agreement with the FDA that a single, open-label study, which we refer to as ORCA-OL, evaluating the long-term safety effects of cytisinicline would be sufficient to complete the requirement and enable an NDA submission. The ORCA-OL open-label exposure trial was initiated in May 2024 and was completed in September 2025. The clinical trial enrolled 479 subjects at 29 clinical trial sites across the United States. Safety data, from the ORCA-OL trial, on over 300 participants with at least six months of cumulative cytisinicline exposure was included in our NDA submission in June 2025 and on over 100 participants receiving at least one year of cumulative cytisinicline exposure was submitted to the FDA in October 2025 as part of the 120-day safety update. In September 2025, we announced that the FDA accepted for review our NDA for cytisinicline as a treatment of nicotine dependence for smoking cessation as the first indication in the United States and assigned a PDUFA targeted action date of June 20, 2026. In June 2026, we received a CRL from the FDA regarding our NDA for cytisinicline relating to outstanding manufacturing-related observations from a cGMP inspection of a third-party manufacturing facility and to final product labeling that was not completed by the FDA’s action date. However, regardless of these developments and the results of the ORCA-OL open label study, the FDA may determine that:

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

We will need approval from the FDA to commercialize cytisinicline in the United States and approvals from similar regulatory authorities in foreign jurisdictions to commercialize cytisinicline in those jurisdictions. In September 2025, we announced that the FDA accepted for review our NDA for cytisinicline as a treatment of nicotine dependence for smoking cessation as the first indication in the United States and assigned a PDUFA targeted action date of June 20, 2026. In June 2026, we received a CRL from the FDA regarding our NDA for cytisinicline relating to outstanding manufacturing-related observations from a current Good Manufacturing Practice, or cGMP, inspection of a third-party manufacturing facility and to final product labeling that was not completed by the FDA’s action date. The deficiencies cited in the CRL concern our prior third-party manufacturer named in our NDA, who underwent a non-Achieve related FDA cGMP inspection and the FDA made observations, two of which were related to solid oral dose manufacturing. As a result, the third-party manufacturer's facility, where the FDA made the two observations, received an Official Action Indicated, or OAI, classification and a warning letter. We intend to resubmit the NDA naming Adare as our finished drug product manufacturer for commercial supply in the fourth quarter of 2026 and anticipate the potential approval of cytisinicline for smoking cessation in the first half of 2027, followed by U.S. commercial launch. Even if our resubmitted NDA is accepted by the FDA, we cannot predict whether the results of our clinical trials and/or the data from our research and clinical approaches included in the NDA will be sufficient to demonstrate the safety and efficacy of cytisinicline for approval from the FDA for the proposed indication of cytisinicline. The FDA has substantial discretion in the product approval process. The approval process may be delayed by changes in government regulation, future legislation or administrative action or changes in FDA policy that occur prior to or during our regulatory review. Even if we comply with all FDA requests, the FDA may ultimately reject one or more of our applications. We may never obtain regulatory approval for cytisinicline. Failure to obtain approval from the FDA or comparable regulatory authorities in foreign jurisdictions to commercialize cytisinicline will leave us without saleable products and therefore without any source of revenues. In addition, the FDA may require us to conduct additional clinical testing or to perform post-marketing studies, as a condition to granting marketing approval of a product or permit continued marketing, if previously approved. If conditional marketing approval is obtained, the results generated after approval could result in loss of marketing approval, changes in product labeling, and/or new or increased concerns about the side effects or efficacy of a product. The FDA has significant post-market authority, including the explicit authority to require post-market studies and clinical trials, labeling changes based on new safety information and compliance with FDA-approved risk evaluation and mitigation strategies. The FDA’s exercise of its authority has in some cases resulted, and in the future could result, in delays or increased costs during product development, clinical trials and regulatory review, increased costs to comply with additional post-approval regulatory requirements and potential restrictions on sales of approved products. In foreign jurisdictions, the regulatory approval processes generally include the same or similar risks as those associated with the FDA approval procedures described above. We cannot be certain that we will receive the approvals necessary to commercialize cytisinicline for sale either within or outside the United States.

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

There have also been multiple recent U.S. congressional inquiries and proposed and adopted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs and biologics. In addition, Congress and multiple presidential administrations have indicated that they will continue to seek new legislative and/or administrative measures to control drug costs. These initiatives recently culminated in the enactment of the Inflation Reduction Act, or the IRA, in August 2022, which will, among other things, allow HHS to negotiate the selling price of certain drugs and biologics that CMS reimburses under Medicare Part B and Part D, although only high-expenditure single-source drugs that have been approved for at least 7 years (11 years for biologics) can be selected by CMS for negotiation, with the negotiated price taking effect two years after the selection year. The negotiated prices, the first of which became effective on January 1, 2026, are capped at a statutory ceiling price. Beginning in October 2023, the IRA penalizes drug manufacturers that increase prices of Medicare Part B and Part D drugs at a rate greater than the rate of inflation. The IRA permits the Secretary of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. Manufacturers that fail to comply with the IRA may be subject to various penalties, including civil monetary penalties. The IRA also extends enhanced subsidies for individuals purchasing health insurance coverage in U.S. Affordable Care Act, or ACA, marketplaces through plan year 2025. These provisions took effect progressively starting in 2023, although they may be subject to legal challenges. We anticipate that additional state and federal healthcare measures could be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand or lower pricing for cytisinicline, or additional pricing pressures. Currently, ACA and other federal laws and rules require most health insurance plans in the U.S. to cover some level of tobacco cessation treatments, including smoking cessation counseling and medications. If these provisions are repealed, in whole or in part, our business, financial condition, or results of operations could be negatively affected.

Our ability to obtain services, reimbursement or funding may be impacted by possible reductions in federal spending in the United States as well as globally.

U.S. federal government agencies currently face potentially significant spending reductions. Under the Budget Control Act of 2011, the failure of Congress to enact deficit reduction measures of at least $1.2 trillion for the years 2013 through 2021 triggered automatic cuts to most federal programs. These cuts include aggregate reductions to Medicare payments to providers of up to two percent per fiscal year, which went into effect beginning on April 1, 2013 and, following subsequent Congressional extensions, are scheduled to remain in effect through fiscal year 2032. The American Taxpayer Relief Act of 2012, which was enacted on January 1, 2013, among other things, reduced Medicare payments to several providers, including hospitals and imaging centers. The full impact on our business of these automatic cuts is uncertain.

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

For example, in June 2026, we received a Complete Response Letter, or CRL, from the FDA regarding our NDA for cytisinicline relating to outstanding manufacturing-related observations from a current Good Manufacturing Practice, or cGMP, inspection of a third-party manufacturing facility and to final product labeling that was not completed by the FDA’s action date. The deficiencies cited in the CRL concern our prior third-party manufacturer named in our NDA, who underwent a non-Achieve related cGMP inspection and the FDA made observations, two of which were related to solid oral dose manufacturing. As a result, the third-party manufacturer's facility, where the FDA made the two observations, received an Official Action Indicated, or OAI, classification and a warning letter. We intend to resubmit the NDA naming Adare as our finished drug product manufacturer for commercial supply in the fourth quarter of 2026 and anticipate the potential approval of cytisinicline for smoking cessation in the first half of 2027; however, there can be no guarantee that the FDA will agree that any remediation is adequate, which may require a pre-approval inspection of the facility, or that the FDA will not identify deficiencies, at this or another facility in our supply chain, upon inspection or further review.

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

Our current supply agreement with Sopharma expires on July 28, 2037, unless extended by agreement between us and Sopharma. While Sopharma has been subject to oversight by regulators in Europe and Bulgaria, they have never been inspected by the FDA and there is no assurance that their quality systems will be satisfactory to pass a pre-approval inspection by the FDA in a timely manner or at all. We have concerns regarding Sopharma’s ability to meet the requirements of and pass an FDA pre-approval inspection and if our concerns regarding Sopharma are not resolved, we plan to utilize third-party manufacturers until such time that Sopharma is able to pass an FDA inspection. Sopharma has alleged that our planned utilization of third-party manufacturers is a breach of our agreement, which we have disputed and in July 2026, Sopharma filed an arbitration demand alleging breach of the Sopharma Supply Agreement. Sopharma seeks actual, compensatory, incidental, and consequential damages; costs and attorneys’ fees; restitution; declaratory relief; and an order requiring us to include Sopharma as our designated manufacturer in any future NDA submission. We dispute these claims and intend to defend the matter vigorously. In the event we are unable to resolve the dispute with Sopharma during arbitration proceedings or if the arbitration is resolved unfavorably to us, the dispute may result in additional costs or delays in activities relating to our NDA or commercialization.

Our transition of finished drug product manufacturing to a new third-party manufacturer could result in delays, supply disruptions, increased costs, and regulatory risk.

We are transitioning the manufacturing of our finished drug product to a new third-party manufacturer, Adare. Although we believe this transition will enhance our supply chain capabilities, including providing redundancy and U.S.-based manufacturing, transferring manufacturing to a new facility is complex and entails significant risks, including the risk that the new manufacturer may be unable to reliably or timely manufacture cytisinicline at the required quality standards, in the necessary quantities, or at an acceptable cost, particularly as we progress to validation and commercial-scale production. The process of qualifying a new manufacturing site and implementing or scaling manufacturing processes may result in unanticipated technical challenges, deviations, failed batches, delays in release testing, capacity constraints, supply interruptions, or the need to repeat manufacturing activities, any of which could delay our planned regulatory submissions or resubmissions, delay or prevent commercial launch (if approved), or otherwise adversely affect our business and prospects. In addition, our reliance on third parties for manufacturing subjects us to risks outside our control, including changes in the manufacturer’s priorities, performance issues, shortages of raw materials or components, labor or transportation disruptions, and compliance risk, including the risk of adverse inspectional findings or other regulatory actions affecting the manufacturing site. If we are unable to successfully complete this manufacturing transition and establish a consistent commercial supply chain on a timely basis, we may be required to identify and qualify alternative manufacturers, which could be time-consuming and costly, and could have a material adverse effect on our business, financial condition, results of operations, and prospects.

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
•
state-level pharmaceutical licenses (e.g., wholesale distributor, manufacturer licenses) required for commercial distribution may not be secured in time for launch and certain states will not issue or finalize a license until the applicant demonstrates FDA approval or provides the PDUFA action date, creating a sequencing dependency between federal approval and state licensure that can extend the effective launch timeline beyond PDUFA date;
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

Cytisinicline is not eligible for composition of matter patents in the United States as it is a naturally occurring substance. As such, third parties are able to manufacture, sell or distribute cytisinicline without royalties or other payments to us and compete with our products in the United States and potentially worldwide and negatively impact our commercialization efforts of our products. We are aware of additional cytisinicline products approved in several European countries and we may not be able to block other third parties from launching generic versions of cytisinicline. Third parties may also sell or distribute cytisinicline as an herbal or homeopathic product, which could compete with our products without the same regulatory oversight or clinical rigor applied to our development program. Other than regulatory exclusivity or other limitations, there may be little to nothing to stop these third parties from manufacturing, selling or distributing cytisinicline. Because we have no ability to set rigorous safety standards or control processes over CMOs, sellers or distributors of cytisinicline, excluding Sopharma, these formulations of cytisinicline may be unsafe or cause adverse effects to patients and negatively impact the reputation of cytisinicline as a safe and effective smoking cessation aid.

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

The market prices for our common stock and that of pharmaceutical, biotechnology and other life sciences companies have historically been particularly volatile. Some of the factors that may cause the market price of our common stock to fluctuate include:

•
our ability to meet our planned milestones on the expected timeline, including our NDA resubmission and commercial launch;
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
•
failure of our product candidate to demonstrate safety and efficacy, receive regulatory approval and achieve commercial success;
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

As of June 30, 2026, there were 9,299,447 shares of our common stock subject to outstanding options and 14,479,065 subject to outstanding restricted stock units, almost all of which have been registered under the Securities Act on Form S-8. The shares so registered can be freely sold in the public market after being issued to the option holder upon exercise, except to the extent they are held by an affiliate of ours, in which case such shares will become eligible for sale in the public market as permitted by Rule 144 under the Securities Act. Furthermore, as of June 30, 2026, there were approximately 69,909,876 shares of our common stock subject to outstanding warrants to purchase common stock, with a weighted average exercise price of $3.45 per share, and 243,357 shares of our common stock subject to outstanding pre-funded warrants, with an exercise price of $0.001 per share. To the extent any of these warrants are exercised, the shares underlying these warrants may be immediately sold in the public market.

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

In the future, we may raise additional capital through private placements or public offerings of our equity or debt securities. We cannot be certain that additional funding will be available on acceptable terms, if at all. To the extent that we raise additional financing by issuing equity securities, we may do so at a price per share that represents a discount to the then-current per share trading price of our common stock and our stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants, such as limitations on our ability to incur additional indebtedness, limitations on our ability to acquire or license intellectual property rights and other operating restrictions that could adversely affect our ability to conduct our business.

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

Item 6. Exhibits

Exhibit Number	Description	Incorporated by Reference				Filed/ Furnished Herewith
		Form	File No.	Exhibit	Filing Date

4.1	Form of Common Warrant	8-K	033-80623	4.1	April 16, 2026

4.2	Form of Pre-Funded Warrant	8-K	033-80623	4.2	April 16, 2026

10.1*	Form of Securities Purchase Agreement	8-K	033-80623	10.1	April 16, 2026

10.2	Form of Registration Rights Agreement	8-K	033-80623	10.2	April 16, 2026

10.3*	Separation Agreement, dated May 8, 2026, by and between Achieve Life Sciences, Inc. and Richard Stewart					X

10.4*	Employment Agreement, dated April 15, 2026, by and between Achieve Life Sciences, Inc. and Andrew D. Goldberg, M.D.					X

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACHIEVE LIFE SCIENCES, INC.

Date: August 11, 2026	By:	/s/ Mark Oki
Mark Oki
Chief Financial Officer (Principal Financial Officer)