Form 10-Q
period 2026-09-30
ACHIEVE LIFE SCIENCES, INC.
filed 2026-11-10
CIK 949858

s

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2026

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

(604) 210-2217

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	QUIT	The Nasdaq Stock Market LLC

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

As of November 10, 2026 there were 110,034,457 shares of the registrant’s Common Stock, $0.001 par value per share, outstanding.

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
•
the timing, costs and outcome of our arbitration with Sopharma AD, or Sopharma, and its potential impact on our NDA resubmission and commercialization plans;
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
•
timing and amount of future contractual payments, including principal and interest payments on our outstanding debt, product revenue and operating expenses; and
•
our expectations regarding the impact of the macroeconomic and geopolitical environment, including fluctuating inflation, interest and tariff rates, the impact of significant political, trade and regulatory developments, potential shutdowns of the U.S. government, increased volatility in the debt and equity markets, instability in the global banking system, global health crises and pandemics and geopolitical conflict, and their potentially material adverse impact on our business and the execution of our preclinical studies and clinical trials.

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
•
The development and commercialization of our product candidate are dependent upon securing sufficient quantities of cytisinicline from plant sources, which grow outside of the United States in a limited number of locations.
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

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Achieve Life Sciences, Inc.

Consolidated Balance Sheets

(Unaudited)

(In thousands, except per share and share amounts)

	September 30,	December 31,
	2026	2025

ASSETS
Current assets:
Cash and cash equivalents [note 5]	$59,736	$20,929
Marketable securities [note 5]	141,782	15,475
Prepaid expenses and other assets	1,731	3,292
Prepaid expenses and other assets - related parties [note 8]	163	193
Total current assets	203,412	39,889
Non-current assets:
Non-current portion of prepaid expenses and other assets	173	—
Other assets and restricted cash [note 5]	80	52
Right-of-use assets [note 9]	974	64
Other intangible assets [note 3]	166	—
License agreement [note 3 and note 4]	584	751
Goodwill	1,034	1,034
Total assets	$206,423	$41,790
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,367	$859
Accounts payable - related parties [note 8]	234	8
Accrued liabilities other	2,958	598
Accrued liabilities other - related parties [note 8]	21	6
Accrued clinical liabilities	1,732	368
Accrued clinical liabilities - related parties [note 8]	746	—
Accrued compensation	3,182	1,921
Current contingent consideration [note 4 and note 5]	1,407	1,557
Current portion of long-term obligations [note 9]	286	61
Current portion of convertible debt [note 5 and note 6]	7,454	3,704
Total current liabilities	19,387	9,082
Non-current liabilities
Non-current portion of convertible debt [note 5 and note 6]	5,595	11,185
Long-term lease liability [note 9]	712	5
Total liabilities	25,694	20,272
Commitments and contingencies [note 9]
Stockholders' equity:
Series A convertible preferred stock, $0.001 par value, 9,158 shares designated, zero issued and outstanding at September 30, 2026 and zero issued and outstanding at December 31, 2025	—	—
Series B convertible preferred stock, $0.001 par value, 6,256 shares designated, zero issued and outstanding at September 30, 2026 and zero issued and outstanding at December 31, 2025	—	—
Common stock, $0.001 par value, 300,000,000 and 150,000,000 shares authorized at September 30, 2026 and December 31, 2025, respectively, 109,776,962 issued and outstanding at September 30, 2026 and 53,233,988 issued and outstanding at December 31, 2025	177	121
Additional paid-in capital	537,991	281,613
Accumulated deficit	(357,273)	(260,226)
Accumulated other comprehensive (loss) income	(166)	10
Total stockholders' equity	180,729	21,518
Total liabilities and stockholders' equity	$206,423	$41,790
Subsequent events [note 10]

See accompanying notes.

Achieve Life Sciences, Inc.

Consolidated Statements of Loss and Comprehensive Loss

(Unaudited)

(In thousands, except per share and share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
EXPENSES
Research and development	5,357	5,320	11,722	19,124
Research and development - related parties [note 8]	857	—	1,592	—
General and administrative	14,321	9,372	36,028	21,025
General and administrative - related parties [note 8]	—	—	48	—
Total operating expenses	20,535	14,692	49,390	40,149
OTHER INCOME (EXPENSE)
Interest income	1,788	554	3,561	1,068
Interest expense [note 6]	(258)	(192)	(809)	(568)
Change in fair value of contingent consideration [note 4 and note 5]	(35)	(106)	150	(294)
Other (expenses) income	(16)	(5)	(34)	(43)
Warrant issuance cost [note 7b]	—	—	(8,799)	—
Change in fair value of warrant liability [note 5]	6,933	—	(41,595)	—
Change in fair value of pre-funded warrant liability [note 5]	13	—	(131)	—
Total other income (expenses)	8,425	251	(47,657)	163
Net loss	$(12,110)	$(14,441)	(97,047)	(39,986)
OTHER COMPREHENSIVE INCOME (LOSS)
Net unrealized gain (loss) on marketable securities	(78)	6	(176)	(22)
Total other comprehensive gain (loss)	(78)	6	(176)	(22)
Comprehensive loss	$(12,188)	$(14,435)	(97,223)	(40,008)
Basic and diluted net loss per common share [note 7[d]]	$(0.11)	$(0.28)	$(1.15)	$(0.99)
Weighted average shares used in computation of basic and diluted net loss per common share [note 7[d]]	105,477,761	51,017,662	84,314,259	40,189,095
				\

See accompanying notes.

Achieve Life Sciences, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2026	2025
Operating Activities:
Net loss	$(97,047)	$(39,986)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liability [note 5]	41,595	—
Change in fair value of pre-funded warrant liability [note 5]	131	—
Warrant issue costs	8,799	—
Depreciation and amortization [note 3]	178	171
Stock-based compensation [note 7[c], note 7[e] and note 7[f]]	13,974	7,460
Amortization of 2024 SVB convertible term loan transaction costs [note 6]	35	41
Change in fair value of contingent consideration [note 4 and note 5]	(150)	294
Accretion of discount on marketable securities	(1,672)	—
Amortization of premium on securities	32	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	1,527	136
Prepaid expenses and other assets - related parties [note 8]	30	—
Accounts payable	508	(7)
Accounts payable - related parties [note 8]	226	—
Accrued liabilities, other	2,360	1,229
Accrued liabilities other - related parties [note 8]	15	—
Accrued clinical liabilities	1,364	(227)
Accrued clinical liabilities - related parties [note 8]	746	—
Accrued compensation	1,261	(598)
Lease obligation [note 9]	22	(1)
Net cash used in operating activities	(26,066)	(31,488)
Financing Activities:
Proceeds from exercise of warrants, net of issuance costs	22,562	120
Proceeds from employee share purchase plan	160	—
Proceeds from stock option exercises	970	—
Proceeds from June 2025 public offering, net of issuance costs [note 7b]	—	41,140
Proceeds from June 2025 public offering exercise of overallotment option, net of issuance costs [note 7b]	—	4,004
Repayment of SVB convertible term loan [note 6]	(1,875)	—
Proceeds from April 2026 private placement, net of issuance costs [note 7b]	168,243	—
Net cash provided by financing activities	190,060	45,264
Investing Activities:
Purchase of property and equipment	(49)	—
Purchase of intangible assets	(170)	—
Purchase of marketable securities	(172,682)	(19,664)
Maturities of marketable securities	47,715	25,066
Net cash provided by (used in) investing activities	(125,186)	5,402
Effect of exchange rate changes on cash	(1)	(1)
Net increase (decrease) in cash, cash equivalents and restricted cash	38,807	19,177
Cash, cash equivalents and restricted cash at beginning of the period	20,949	12,773
Cash, cash equivalents and restricted cash at end of the period	$59,756	$31,950

See accompanying notes.

Achieve Life Sciences, Inc.

Consolidated Statements of Stockholders’ Equity (Deficit)

(Unaudited)

(In thousands, except share amounts)

						Accumulated
					Additional	Other		Total,
	Common Stock		Preferred Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance, December 31, 2025	53,233,988	$121	—	$—	$281,613	$10	$(260,226)	$21,518
Stock-based compensation expense	—	—	—	—	(685)	—	—	(685)
Shares issued on exercise of warrants	7,000	—	—	—	21	—	—	21
Other comprehensive loss	—	—	—	—	—	(8)	—	(8)
Net loss	—	—	—	—	—	—	(10,168)	(10,168)
Balance, March 31, 2026	53,240,988	$121	—	$—	$280,949	$2	$(270,394)	$10,678
Stock-based compensation expense	—	—	—	—	6,955	—	—	6,955
Shares issued - April 2026 private placement	49,418,069	49	—	—	42,286	—	—	42,335
Shares issued under employee share purchase plan	40,518	—	—	—	160	—	—	160
Shares issued upon stock option exercises	17,625	—	—	—	55	—	—	55
Other comprehensive loss	—	—	—	—	—	(90)	—	(90)
Net loss	—	—	—	—	—	—	(74,769)	(74,769)
Balance, June 30, 2026	102,717,200	$170	—	$—	$330,405	$(88)	$(345,163)	$(14,676)
Stock-based compensation expense	—	—	—	—	7,704	—	—	7,704
Shares issued on exercise of warrants	6,849,162	7	—	—	22,534	—	—	22,541
Shares issued upon stock option exercises	210,600	—	—	—	915	—	—	915
Reclassification of warrant liabilities to additional paid-in capital	—	—	—	—	175,791	—	—	175,791
Reclassification of pre-funded warrant liabilities to additional paid-in capital	—	—	—	—	642	—	—	642
Other comprehensive loss	—	—	—	—	—	(78)	—	(78)
Net loss	—	—	—	—	—	—	(12,110)	(12,110)
Balance, September 30, 2026	109,776,962	$177	—	$—	$537,991	$(166)	$(357,273)	$180,729

						Accumulated
					Additional	Other		Total,
	Common Stock		Preferred Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance, December 31, 2024	34,685,072	$103	—	$—	$226,343	$31	$(205,578)	$20,899
Stock-based compensation expense	—	—	—	—	2,232	—	—	2,232
Other comprehensive loss	—	—	—	—	—	(25)	—	(25)
Net loss	—	—	—	—	—	—	(12,827)	(12,827)
Balance, March 31, 2025	34,685,072	$103	—	$—	$228,575	$6	$(218,405)	$10,279
Stock-based compensation expense	—	—	—	—	2,888	—	—	2,888
Shares issued - June 2025 public offering	15,000,000	15	—	—	41,207	—	—	41,222
Other comprehensive loss	—	—	—	—	—	(3)	—	(3)
Net loss	—	—	—	—	—	—	(12,718)	(12,718)
Balance, June 30, 2025	49,685,072	$118	—	$—	$272,670	$3	$(231,123)	$41,668
Stock-based compensation expense	—	—	—	—	2,340	—	—	2,340
Shares issued - June 2025 public offering exercise of overallotment option	1,419,896	1	—	—	4,003	—	—	4,004
Financing costs relating to June 2025 public offering	—	—	—	—	(82)	—	—	(82)
Shares issued on exercise of warrants	40,000	—	—	—	120	—	—	120
Restricted stock unit settlements	1,667,520	2	—	—	(2)	—	—	—
Other comprehensive income	—	—	—	—	—	6	—	6
Net loss	—	—	—	—	—	—	(14,441)	(14,441)
Balance, September 30, 2025	52,812,488	$121	—	$—	$279,049	$9	$(245,564)	$33,615

See accompanying notes.

Achieve Life Sciences, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

1. NATURE OF BUSINESS, BASIS OF PRESENTATION AND LIQUIDITY RISK

Achieve Life Sciences, Inc. (referred to as “Achieve,” “we,” “us,” or “our”) is a late-stage clinical specialty pharmaceutical company with the sole mission to address the global nicotine dependence epidemic through the development and commercialization of cytisinicline. We were incorporated in the state of Delaware, and operate out of Bothell, Washington, Sunnyvale, California and Vancouver, British Columbia.

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

Liquidity Risk

We have historically experienced recurring losses from operations and have incurred an accumulated deficit of $357.3 million through September 30, 2026 and $260.2 million through December 31, 2025. As of September 30, 2026 and December 31, 2025, we had cash, cash equivalents and marketable securities of $201.5 million and $36.4 million, respectively. As of September 30, 2026, we had a positive working capital balance of $184.0 million. As of December 31, 2025 we had a positive working capital balance of $30.8 million. For the nine months ended September 30, 2026, we incurred a net loss of $97.0 million and net cash used in operating activities was $26.1 million. For the nine months ended September 30, 2025, we incurred a net loss of $40.0 million and net cash used in operating activities was $31.5 million.

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

2. ACCOUNTING POLICIES

Intangible Assets — Defensive Intangible Assets

We periodically acquire internet domain names for defensive purposes, to prevent their use by competitors and to protect our brand from third-party use, and such domain names are not actively used in our operations. Such domain names are recognized as separate intangible assets, apart from goodwill, and are initially measured at cost, including the purchase price and direct costs incurred to acquire and register the domain. Although we do not intend to actively use these domain names and the underlying registrations are indefinitely renewable, defensive intangible assets are not assigned an indefinite useful life. Consistent with ASC 350 "Intangibles - Goodwill and Other," we estimate a finite useful life for each defensive domain name based on the expected period over which the domains' defensive values are expected to continue and indirectly benefit us. These assets are amortized on a straight-line basis over their estimated useful lives. Defensive intangible assets are tested for impairment in accordance with our policy for other finite-lived intangible assets — that is, whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable, rather than through an annual indefinite-lived impairment test. Such indicators may include a change in our assessment of the continued strategic need to hold the domain name defensively, or a decision to cease renewing the underlying registration.

Fair value of financial instruments

We determine the fair value of our warrant liability based on the Black-Scholes pricing model and using considerable judgment, including estimating stock price volatility and expected warrant life.

Warrants

Prior to July 2, 2026, we had warrants classified on the consolidated balance sheet as a liability, which were revalued at each balance sheet date subsequent to the initial issuance. Determining the appropriate fair-value model and calculating the fair value of warrants requires considerable judgment, including estimating stock price volatility and expected warrant life. We use the Black-Scholes pricing model to value the warrants. The computation of expected volatility was based on the historical volatility of shares of our common stock for a period that coincides with the expected life of the warrants. A small change in the estimates used may result in a relatively large change in the estimated valuation. Changes in the fair value of the warrants were reflected in the consolidated statement of loss as change in fair value of warrant liability and change in fair value of pre-funded warrant liability.

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

The components of intangible assets were as follows (in thousands):

	September 30, 2026			December 31, 2025
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Value	Amortization	Value	Value	Amortization	Value
License Agreements	$3,117	$(2,533)	$584	$3,117	$(2,366)	$751

For the three and nine months ended September 30, 2026 we recorded license agreement amortization expense of $0.1 million and $0.2 million, respectively. For the three and nine months ended September 30, 2025 we recorded license agreement amortization expense of $0.1 million and $0.2 million, respectively. The following table outlines the estimated future amortization expense related to intangible assets held as of September 30, 2026 (in thousands):

Year Ending December 31,
2026	56
2027	223
2028	223
2029	82
Total	$584

Other Intangible Assets — Domain Name Defensive Intangible Assets

We acquire internet domain names to prevent their use by competitors and to protect our brand from third-party use. The domain names are not actively used in our operations. Accordingly, these assets have been classified as defensive intangible assets in accordance with ASC 350-30.

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

As of September 30, 2026, the domain name intangible assets consisted of the following:

	September 30, 2026			December 31, 2025
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Value	Amortization	Value	Value	Amortization	Value
Domain Names	$170	$(4)	$166	$—	$—	$—

The following table outlines the estimated future amortization expense related to domain name intangible assets held as of September 30, 2026 (in thousands):

Year Ending December 31,
2026	3
2027	12
2028	12
2029	12
2030	12
Thereafter	115
Total	$166

Intangible Assets Impairment Analysis

We evaluate the carrying amount of intangible assets periodically by taking into account events or circumstances that may warrant revised estimates of useful life or that indicate the asset may be impaired. We conducted an analysis of potential impairment indicators for long lived assets, including the license and supply agreements for the active pharmaceutical ingredient cytisinicline and the domain name defensive intangible assets, and concluded that there were no indicators of impairment identified as of September 30, 2026.

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

We communicated to Sopharma that we had concerns regarding their ability to pass an FDA pre-approval inspection and that if those concerns were not resolved, we planned to utilize third-party manufacturers, and include such manufacturers in our NDA, until such time that Sopharma is able to pass an FDA inspection. In June 2025, we submitted our NDA, which included third-party manufacturers. Sopharma has alleged that our planned utilization of third-party manufacturers is a breach of our agreement, which we have disputed. In July 2026, Sopharma filed an arbitration demand alleging breach of the Sopharma Supply Agreement. Sopharma seeks actual, compensatory, incidental, and consequential damages; costs and attorneys’ fees; restitution; declaratory relief; and an order requiring us to include Sopharma as our designated manufacturer in any future NDA submission. We dispute these claims and intend to defend the matter vigorously. Based on the information currently available, we are unable to reasonably estimate the amount or range of any potential loss at this time because the arbitration is in its early stages. Accordingly, no liability has been recorded in the accompanying consolidated financial statements related to this matter as of September 30, 2026.

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

As of September 30, 2026, the fair value of the contingent consideration was estimated to be $1.4 million. We recognized a loss of $35,000 and a gain of $0.2 million for the three and nine months ended September 30, 2026, respectively, and a loss of $0.1 million and $0.3 million for the three and nine months ended September 30, 2025, respectively.

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

Financial Instruments

The following table presents information about our assets and liabilities that are measured at fair value on a recurring basis, and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value (in thousands):

September 30, 2026	Level 1	Level 2	Level 3	Total
Assets
Money market securities (cash equivalents)	$57,122	$—	$—	$57,122
Corporate bonds and commercial paper (cash equivalents)	—	2,000	—	2,000
Restricted cash	20	—	—	20
U.S. government securities	—	50,223	—	50,223
Corporate bonds (marketable securities)	—	29,873	—	29,873
Commercial paper (marketable securities)	—	61,686	—	61,686
Total assets	$57,142	$143,782	$—	$200,924
Liabilities
Convertible debt	$—	$12,734	$—	$12,734
Contingent consideration	—	—	1,407	1,407
Total liabilities	$—	$12,734	$1,407	$14,141

Money Market Securities

Money market securities are classified within Level 1 of the fair value hierarchy and are valued based on quoted prices in active markets for identical securities.

Money market securities consist of the following (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
September 30, 2026	Cost	Gains	Losses	Fair Value
Money market securities (cash equivalents)	$57,122	$—	$—	$57,122
Money market securities (restricted cash)	20	—	—	20
Total money market securities	$57,142	$—	$—	$57,142

We only invest in A (or equivalent) rated securities. All securities included in cash and cash equivalents had maturities of 90 days or less at the time of purchase.

Corporate and Other Debt Securities

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

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
September 30, 2026	Cost	Gains	Losses	Fair Value
Corporate bonds and commercial paper (cash equivalents)	$2,000	$—	$—	$2,000
U.S. government securities	50,283	—	(60)	50,223
Corporate bonds	29,932	—	(59)	29,873
Commercial paper	61,737	—	(51)	61,686
Total	$143,952	$—	$(170)	$143,782

Concentration of Cash and Cash Equivalents Risk

We place our cash in a custodial account and in commercial checking and sweep accounts with various financial institutions.

As of September 30, 2026, approximately $166.1 million in cash equivalents and marketable securities is held in a custodial account with U.S. Bank, for which SVB Asset Management is the advisor; and approximately $0.3 million of our cash and $34.3 million of our cash equivalents are held in a single financial institution, Silicon Valley Bank, or SVB, as required by the covenants of the New Debt Agreement (see Note 6 – "Convertible Debt").

Our commercial bank balances exceed federal insurance limits. We have not experienced any losses in our cash and cash equivalents for the nine months ended September 30, 2026 and 2025.

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

We invest our excess cash in accordance with investment guidelines, which limit our credit exposure for securities to any one financial institution or corporation other than securities issued by the U.S. government. We only invest in A (or equivalent) rated securities with maturities of one year or less. These securities generally mature within one year or less and in some cases are not collateralized. At September 30, 2026, the average days to maturity of our portfolio of cash equivalents and marketable securities was 113 days. We do not use derivative instruments to hedge against any of these financial risks.

Fair Value of Debt

Convertible Debt

The principal amount, carrying value and related estimated fair value of our convertible debt reported in the consolidated balance sheets as of September 30, 2026 and December 31, 2025 were as follows (in thousands). The aggregate fair value of the principal amount of the convertible debt is a Level 2 fair value measurement.

	September 30, 2026			December 31, 2025
	Principal	Carrying	Fair	Principal	Carrying	Fair
	Amount	Value	Value	Amount	Value	Value
2024 SVB Convertible Debt	$13,125	$13,049	$12,734	$15,000	$14,889	$14,320

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

An increase in the discount rate and decrease in the probability of success will result in a decrease in the fair value of the contingent consideration. Conversely, a decrease in the discount rate and increase in the probability of success will result in an increase in the fair value of the contingent consideration. As of September 30, 2026 the risk adjusted discount rate was 30.8% and the probability of success was 90.6%. Adjustments to the fair value of the contingent liabilities, other than payments, are recorded as a gain or loss in the Consolidated Statements of Loss and Comprehensive Loss.

The following table presents the changes in fair value of the contingent consideration which is a Level 3 financial liability for the nine months ended September 30, 2026 (in thousands):

	Balance at	Change in	Balance at
(in thousands)	December 31, 2025	Fair Value	September 30, 2026
Contingent consideration	$1,557	$(150)	$1,407

Fair Value of Liability Classified Warrants and Pre-Funded Warrants

Prior to July 2, 2026, as part of the April 2026 Private Placement (See Note 7 [b] - "Common Stock"), we issued 49.5 million common stock warrants and 0.1 million pre-funded common stock warrants, each exercisable for one share of common stock, that were initially classified as liabilities in accordance with ASC 815 - Derivatives and Hedging. Liability classification was required because we did not have sufficient authorized and unissued shares available to settle the warrants and the warrant agreement contained a provision that would require cash settlement if we were unable to obtain stockholder approval to increase our authorized shares of common stock. The warrants were initially and subsequently measured at fair value, with changes in fair value recognized in change in fair value of warrant liability and change in fair value of pre-funded warrant liability in the consolidated statements of loss and comprehensive loss.

On July 2, 2026, our stockholders approved an amendment to our Certificate of Incorporation to increase the number of authorized shares of common stock from 150,000,000 shares to 300,000,000 shares. As a result, the warrants met the criteria for equity classification under ASC 815-40 as of that date.

In accordance with ASC 815, we remeasured the warrants and pre-funded warrants to fair value as of July 2, 2026, and recognized a gain of $6.9 million for the change in fair value from June 30, 2026, through the reclassification date. The fair value of the warrants of $175.8 million and pre-funded warrants of $0.6 million on July 2, 2026, was then reclassified from warrant liabilities to additional paid-in capital. Gains and losses previously recognized while the warrants were liability-classified were not reversed. As the warrants and pre-funded warrants are classified as equity they are no longer reassessed for their fair values at each reporting date.

The fair value of the warrants as of the reclassification date was estimated using the Black-Scholes option-pricing model. Inputs used in the pricing model include estimates of stock price volatility, expected warrant life and risk-free interest rate. The computation of expected volatility is based on the historical volatility of shares of our common stock for a period that coincides with the expected life of the warrants. Warrants that were classified as liabilities were categorized in Level 3 of the fair value hierarchy. A small change in the estimates used may result in a relatively large change in the estimated valuation. Warrants that are classified as equity are not considered liabilities and therefore are not reassessed for their fair values at each reporting date.

The inputs and significant assumptions used in the Black-Scholes pricing model were as follows:

	As of	As of
	April 17,	July 2,
	2026	2026
Risk-free interest rates	3.62%	3.92%
Expected dividend yield	0%	0%
Expected life	1.17 years	0.97 years
Expected volatility	98.98%	89.33%

The following table presents the changes in fair value of our total Level 3 warrant liabilities for the nine months ended September 30, 2026 (in thousands):

	Liability at	Issuance of	Unrealized Loss on	Reclassification of	Liability at
	December 31, 2025	Warrants	Warrants	Warrants	September 30, 2026
Warrant Liability	$—	$134,196	$41,595	$(175,791)	$—
Pre-funded Warrant Liability	—	511	131	(642)	—
	$—	$134,707	$41,726	$(176,433)	$—

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

Interest is calculated on the outstanding principal amount of the New Convertible Term Loan at a floating rate per annum equal to the greater of (i) 7.0% and (ii) the prime rate minus 1.0%, which interest shall be payable in cash monthly in arrears and shall be payable on the earlier to occur of (x) the first day of the first month following any extension of credit by the Lender for our credit, (y) the date of any prepayment pursuant to the New Debt Agreement, or (z) the maturity date. The New Convertible Term Loan was “interest-only” through June 30, 2026. During the three months ended September 30, 2026, we made principal repayments of $1.9 million under the New Convertible Term Loan.

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

The New Debt Agreement contains customary affirmative and restrictive covenants, including covenants regarding the incurrence of additional indebtedness or liens, investments, transactions with affiliates, delivery of financial statements, payment of taxes, maintenance of insurance, dispositions of property, mergers or acquisitions, among other customary covenants. We are also restricted from paying dividends or making other distributions or payments on our capital stock, subject to limited exceptions. The New Debt Agreement also includes customary representations and warranties, events of default and termination provisions. The Lender may not engage in any short sales of, or other hedging transactions in, our common stock while any amounts are outstanding under the New Debt Agreement. As of September 30, 2026, we were in compliance with all covenants under the New Debt Agreement.

In connection with the New Debt Agreement, we entered into a Registration Rights Agreement, or RRA, with the Lender, pursuant to which we registered for resale shares of our common stock issuable to the Conversion Right Holders upon the conversion of outstanding debt under the New Debt Agreement. Our obligations under the RRA will terminate with respect to a holder of applicable registrable securities if, as of the date we would be required to provide written notice of such registration, (x) the aggregate number of registrable securities then issued and issuable to such holder and to such holder’s affiliates, together with all other shares then held beneficially and/or of record by such holder and its affiliates, does not exceed 7.0% of our then-total shares issued and outstanding (calculated including all such registrable securities and other shares), or (y) we and such holder mutually reasonably agree that all registrable securities then issued and issuable to such holder and its affiliates may then be sold by such holder without the requirement to be in compliance with Rule 144 promulgated under the Securities Act of 1933, as amended, or the Securities Act, or Rule 144, and otherwise without restriction or limitation pursuant to Rule 144.

Under ASU 2020-06 the embedded conversion feature was not required to be bifurcated and recognized separately. As a result, the convertible debt, including the conversion feature, has been recognized as a single unit of debt.

The debt refinancing, in July 2024, under the New Debt Agreement was recognized as an extinguishment of debt under ASC 470-50, and the difference between the reacquisition price and carrying value was recognized on the Consolidated Statement of Loss as a loss on extinguishment of debt. Associated third-party issuance costs have been recognized against the single unit of debt and will be amortized into interest expense over the term of the loan.

As of September 30, 2026 and December 31, 2025, the New Convertible Term Loan balance was comprised of the following (in thousands):

	September 30,	December 31,
	2026	2025
New Convertible Term Loan Information
Principal	$15,000	$15,000
Principal repayments	(1,875)	—
Transaction costs	(186)	(186)
Amortization of transaction costs	110	75
	$13,049	$14,889

7. COMMON STOCK

[a] Authorized

300,000,000 authorized common shares, par value of $0.001, and 5,000,000 preferred shares, par value of $0.001.

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

April 2026 Private Placement

On April 15, 2026 we entered into a securities purchase agreement with certain institutional and accredited investors, or Investors, pursuant to which we sold and issued to the Investors in a private placement an aggregate of (i) 49,418,069 shares of our common stock, or shares, and, in lieu of shares of our common stock for an Investor, pre-funded warrants to purchase up to 100,500 shares of our common stock, or pre-funded warrant shares, and (ii) accompanying warrants, or common warrants, to purchase up to 49,518,569 shares of our common stock or pre-funded warrants to purchase shares of our common stock, or common warrant shares, at a collective purchase price of (a) $3.635 per combination of shares and accompanying common warrants or (b) $3.634 per combination of pre-funded warrants and accompanying common warrants.

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

We received net proceeds of approximately $168.2 million after deducting placement agent fees and other expenses of approximately $11.8 million, allocated as follows:

		Pre-funded
	Common	Common Stock	Common Stock
	Stock	Warrants	Warrants
Unit Issued	49,418,069	100,500	49,518,569
Gross Proceeds (in thousands)	$45,293	$511	$134,196
Placement agent fees and offering expenses (in thousands)	$2,958	$33	$8,766

The common stock warrants and pre-funded warrants issued in the April 2026 Private Placement were classified as liabilities until July 2, 2026, when they were reclassified to additional paid-in capital (see Note 5 “Fair Value Measurements”). The placement agent fees and other expenses allocated to the common stock warrants and pre-funded warrants have been expensed in the Consolidated Statements of Loss and Comprehensive Loss.

The shares of common stock issued in the April 2026 Private Placement are classified as equity. The placement agent fees and other expenses allocated to the shares of common stock have been charged against the allocated gross proceeds.

Jefferies Open Market Sale Agreement

On August 14, 2026, we entered into an Open Market Sale Agreement, or Sale Agreement, with Jefferies LLC, or Jefferies, as sales agent, to establish an at-the-market offering program through which we may sell shares of our common stock with an aggregate offering price of up to $150.0 million. During the three and nine months ended September 30, 2026, we did not sell any shares under the Sale Agreement. As of September 30, 2026, we had $150.0 million available under the Sale Agreement.

[c] Equity Awards

2024 Equity Inducement Plan

As of September 30, 2026, we had reserved, pursuant to the 2024 Equity Inducement Plan, 23,149,934 shares of common stock for issuance upon exercise of stock options and settlement of restricted stock units by employees, of which 5,709,929 shares were reserved for options currently outstanding, 13,915,235 shares were reserved for restricted stock units currently outstanding, and 3,524,770 shares were available for future equity grants.

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

2023 Non-Employee Director Equity Incentive Plan

As of September 30, 2026, we had reserved, pursuant to the 2023 Non-Employee Director Equity Incentive Plan, 300,000 shares of common stock for issuance upon exercise of stock options by non-employee directors, of which 227,250 shares were reserved for options currently outstanding and 72,750 shares were available for future equity grants.

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

2018 Equity Incentive Plan

As of September 30, 2026, we had reserved, pursuant to the 2018 Equity Incentive Plan, or the 2018 Plan, 5,366,852 shares of common stock for issuance upon exercise of stock options and settlement of restricted stock units by employees, directors, officers and consultants of ours, of which 3,388,624 were reserved for options currently outstanding, 959,390 for restricted stock units currently outstanding, and 1,018,838 were available for future equity grants.

Under the 2018 Plan, we may grant options to purchase common shares or restricted stock units to our employees, directors, officers and consultants. The exercise price of the options is determined by our Board, but will be at least equal to the fair value of the shares of common stock at the grant date. The options vest in accordance with terms as determined by our Board, typically over three to four years for options issued to employees and consultants, and over one to three years for members of our Board. The expiration date for each option is set by our Board with a maximum expiration date of ten years from the date of grant. In addition, the 2018 Plan allows for accelerated vesting of outstanding equity awards in the event of a change in control. The terms for accelerated vesting, in the event of a change in control, are determined at our discretion and defined under the employment agreements for our officers and certain of our employees.

New Employee Inducement Grants

We grant stock options as a material inducement to new employees to enter into employment agreements with us in accordance with Nasdaq Listing Rule 5635(c)(4). The stock options approved under the inducement grants are issued pursuant to a stock option agreement on terms substantially similar to those described in our 2018 Plan. The exercise price of the options is determined by our Board but will be at least equal to the fair value of the common shares at the grant date. The options vest in accordance with terms as determined by our Board. The expiration date for each option is set by our Board with a maximum expiration date of ten years from the date of grant. For the three and nine months ended September 30, 2026, we did not grant any inducement stock options to new employees in accordance with Nasdaq Listing Rule 5635(c)(4) outside of the 2024 Equity Inducement Plan. As of September 30, 2026, 120,833 stock options granted as new employee inducement grants were outstanding.

2017 Equity Incentive Plan

As of September 30, 2026, we had reserved, pursuant to the 2017 Equity Incentive Plan, or the 2017 Plan, 8,166 shares of common stock for issuance upon exercise of currently outstanding stock options by employees, directors and officers of ours. Upon the effectiveness of our 2018 Plan, we ceased granting equity awards under our 2017 Plan.

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

Stock option transactions and the number of stock options outstanding are summarized below:

	Number of	Weighted
	Optioned	Average
	Common	Exercise
	Shares	Price
Balance, December 31, 2025	2,730,211	$7.08
Granted	7,780,829	4.74
Expired	(20)	2,200.00
Exercised	(228,225)	4.25
Cancelled/Forfeited	(827,993)	6.00
Balance, September 30, 2026	9,454,802	$5.31

The fair value of each stock award for employees and directors is estimated on the grant date and for consultants at each reporting period, using the Black-Scholes option-pricing model based on the weighted-average assumptions noted in the following table:

	Nine Months Ended
	September 30,
	2026	2025
Risk-free interest rates	3.99%	4.31%
Expected dividend yield	0%	0%
Expected life	6.00 years	5.63 years
Expected volatility	76.92%	78.31%
Forfeiture rate	0.00%	0.00%

The expected life was calculated based on the simplified method as permitted by the SEC’s Staff Accounting Bulletin 110, Share-Based Payment. The computation of expected volatility was calculated based on the historical volatility of the shares of our common stock. The risk-free interest rate is based on a U.S. Treasury instrument whose term is consistent with the expected life of the stock options. In addition to the assumptions above, as required under ASC 718, management made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest. We account for forfeitures of stock-based awards as they occur. When an employee, director or consultant forfeits an award before it vests because the required service is not rendered, compensation expense previously recognized for the unvested portion of that award is reversed in the period of forfeiture. We have never paid or declared cash dividends on our common stock and do not expect to pay cash dividends in the foreseeable future.

The results for the periods set forth below included stock-based compensation expense for stock options, restricted stock units and employee share purchase plan compensation expenses in the following expense categories of the consolidated statements of loss (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Research and development	$216	$744	$206	$2,077
General and administrative	7,488	1,596	13,768	5,383
Total stock-based compensation	$7,704	$2,340	$13,974	$7,460

As of September 30, 2026, the total unrecognized compensation expense related to stock options granted was $22.2 million, which is expected to be recognized as expense over a period of approximately 3.33 years from September 30, 2026.

Restricted Stock Unit Awards Summary

We grant restricted stock unit awards that generally vest and are expensed over a four-year period. We also grant restricted stock unit awards that vest in conjunction with certain performance conditions to certain executive officers, key employees and consultants. At each reporting date, we are required to evaluate whether achievement of the performance conditions is probable. Compensation expense is recorded over the appropriate service period based upon our assessment of accomplishing each performance condition. For the three and nine months ended September 30, 2026, we recognized compensation expense of $5.5 million and $8.6 million, respectively. This is compared to compensation expense of $1.9 million and $6.1 million, respectively, for the three and nine months ended September 30, 2025.

CEO Market Condition RSUs

During the nine months ended September 30, 2026, we granted 11,706,270 RSUs to our CEO and President that vest based on market conditions tied to the achievement of eight share price milestones ranging from 2x to 9x of a reference price. Because the vesting condition is based on the price of our shares, the market condition is incorporated directly into the measurement of grant-date fair value, rather than assessed for probability of achievement in subsequent periods. We estimated the grant-date fair value of these awards using a Monte Carlo simulation model. The model simulates a large number of independent share price paths, approximately 100,000 iterations. For each simulated path, the model determines whether and to what extent the market condition would be satisfied and calculates the resulting payout under the award's vesting schedule. The grant-date fair value represents the average of the discounted payouts across all simulated paths.

The inputs and significant assumptions used in the Monte Carlo simulation were as follows:

Inputs and Assumptions
Valuation date	April 18, 2026
Underlying share price	$5.10
Risk free interest rate	3.82%
Contractual term	April 18, 2036
Volatility estimate	88.32%
Reference price	$3.39

The resulting weighted-average grant-date fair value of these awards was $4.80 per unit, and their total grant-date fair value was $56.2 million. Compensation cost for each tranche is recognized over its requisite service period, which is the derived service period estimated from the Monte Carlo simulation. The derived service periods range from approximately 1.92 years to 3.45 years. If a share price hurdle is achieved before the end of the related derived service period, any unrecognized compensation cost for that tranche is recognized at that time. Compensation cost is not reversed if a market condition is not achieved, provided the requisite service has been rendered. Previously recognized compensation cost is reversed if the requisite service is not rendered.

RSU Awards Summary

The following table summarizes our restricted stock unit award activity during the nine months ended September 30, 2026:

		Weighted
	Number	Average
	of	Grant Date
	Shares	Fair Value
Balance, December 31, 2025	1,084,330	$3.76
Granted	14,042,135	4.83
Cancelled/Forfeited	(251,840)	3.47
Balance, September 30, 2026	14,874,625	$4.77

As of September 30, 2026, we had approximately $58.3 million in total unrecognized compensation expense related to our restricted stock unit awards that is to be recognized over a weighted-average period of approximately 3.06 years.

[d] Loss Per Share

For the nine months ended September 30, 2026, a total of 87,390,141 shares, consisting of warrants to purchase 63,060,714 shares, options exercisable for 9,454,802 shares and 14,874,625 restricted stock units, have not been included in the loss per share computation, as their effect on diluted per share amounts would have been anti-dilutive. For the same period in 2025, a total of 37,297,356 shares underlying options, restricted stock units and warrants have not been included in the loss per share computation. Additionally, the outstanding New Convertible Term Loan is included in the calculation of diluted per share amounts only if its inclusion is dilutive for periods during which the notes were outstanding. As of September 30, 2026, the outstanding New Convertible Term Loan was not included in the calculation of diluted per share amounts as its effect would have been anti-dilutive.

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

For the three and nine months ended September 30, 2026, we recorded a compensation expense of $29,000 and $0.1 million, respectively, related to the current ESPP offering period. For the three and nine months ended September 30, 2025, no compensation expense was recognized related to our ESPP as we did not have an active offering period.

During the nine months ended September 30, 2026, 40,518 shares were purchased under the ESPP. During the nine months ended September 30, 2025, no shares were purchased under the ESPP as we did not have an active offering period.

[g] Common Stock Warrants

The following is a summary of outstanding warrants to purchase common stock as of September 30, 2026:

	Total
	Outstanding	Exercise
	and	price per
	Exercisable	Share	Expiration Date
Pre-Funded warrants issued in August 2020 financing	142,857	$0.001	*
Warrants issued in November 2022 financing	4,093,141	$4.500	November 2029
Warrants issued in June 2025 financing	16,106,499	$3.000	June 2030
Warrants issued in April 2026 financing	42,861,074	$3.510	**
Pre-Funded warrants issued in April 2026 financing	100,500	$0.001	*

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
•
warrant holders may exercise the warrants through a cashless exercise if, and only if, we do not have an effective registration statement then available for the issuance of the shares of our common stock. If an effective registration statement is available for the issuance of our common stock, a holder may only exercise the warrants through a cash exercise;
•
the exercise price and the number and type of securities purchasable upon exercise of the warrants are subject to adjustment upon certain corporate events, including certain combinations, consolidations, liquidations, mergers, recapitalizations, reclassifications, reorganizations, stock dividends and stock splits, a sale of all or substantially all of our assets and certain other events;
•
in the case of certain warrants, in the event of an “extraordinary transaction” or a “fundamental transaction” (as such terms are defined in the respective warrant agreements), generally including any merger with or into another entity, sale of all or substantially all of the Company’s assets, tender offer or exchange offer, or reclassification of its common stock, in which the successor entity (as defined in the respective warrant agreements) that assumes the warrants is not a publicly traded company, the Company or any successor entity will pay the warrant holder, at such holder’s option, exercisable at any time concurrently with or within 30 days after the consummation of the extraordinary transaction or fundamental transaction, an amount of cash equal to the value of such holder’s warrants as determined in accordance with the Black Scholes option pricing model and the terms of the respective warrant agreement. In some circumstances, we or a successor entity may be obligated to make such payments regardless of whether the successor entity that assumes the warrants is a publicly traded company; and
•
with respect to the warrants issued in the June 2025 financing, or the 2025 Warrants, in the event we consummate a “fundamental transaction,” as described in the 2025 Warrants and generally including a merger or consolidation with or into another entity or other reorganization event in which our common shares are converted or exchanged for securities, cash or other property, we are not the surviving entity and in which our stockholders immediately prior to the merger or consolidation do not own, directly or indirectly, at least 50% of the voting power of the surviving entity immediately after such merger or consolidation (excluding any merger effected solely to change the Company’s name), or we sell, lease, license, assign, transfer, convey or otherwise dispose of all or substantially all of our assets or another entity acquires 50% or more of our outstanding shares of common stock, then following such event, the holders of the 2025 Warrants will be entitled to receive upon exercise of such 2025 Warrants the same kind and amount of securities, cash or property which the holders would have received had they exercised their 2025 Warrants immediately prior to such fundamental transaction. Any successor to us or surviving entity shall assume the obligations under the 2025 Warrants. Additionally, as more fully described in the 2025 Warrants, in the event of certain fundamental transactions, the holders of the 2025 Warrants will be entitled to receive consideration in an amount equal to the Black Scholes value, as defined in the 2025 Warrants, on the date of consummation of such transaction.

The following is a summary of warrant exercises:

		Number of Warrants Exercised		Gross Proceeds
	Exercise
	Price	2026	2025	2026	2025
For the three months ended March 31,
Warrants issued in June 2025 financing	$3.00	7,000	—	$21,000	$—
Warrants issued in April 2026 financing	$3.51	—	—	$—	$—
For the three months ended June 30,
Warrants issued in June 2025 financing	$3.00	—	—	$—	$—
Warrants issued in April 2026 financing	$3.51	—	—	$—	$—
For the three months ended September 30,
Warrants issued in June 2025 financing	$3.00	191,667	40,000	$575,001	$120,000
Warrants issued in April 2026 financing	$3.51	6,657,495	—	$23,367,807	$—

8. RELATED PARTY TRANSACTIONS

From September 25, 2025 to December 22, 2025, we entered into three development agreements and in the third quarter of 2026 we entered into one development agreement, or the Adare Agreements, with Adare Pharma Solutions, or Adare, to perform analytical and drug product development for cytisinicline. Thomas Sellig is the current Chief Executive Officer of Adare. Thomas Sellig is also a member of our Board, chairs the Compensation Committee of the Board and is a member of the Audit Committee of the Board.

We expect to incur approximately $5.6 million in expenses over the term of the Adare Agreements. Adare will invoice us for work completed under the agreements based on industry standard payment terms and will be paid in cash. For the three and nine months ended September 30, 2026, we incurred expenses of $0.9 million and $1.6 million, respectively, related to the Adare Agreements. For the year ended December 31, 2025, we incurred expenses of $34,000 related to the Adare Agreements. As of September 30, 2026, we recorded a prepayment of $0.2 million, accrued clinical liabilities of $0.7 million and $0.2 million in accounts payable on our balance sheet related to the Adare Agreements. As of December 31, 2025, we recorded a prepayment of $0.2 million on our balance sheet related to the Adare Agreements. Since entering into the agreements, we have incurred a total of $1.6 million in R&D expenses.

On November 10, 2025, we entered into a consulting agreement with Kristen Slaoui to provide strategic business development and transaction advisory support services. Dr. Slaoui was a member of our Board, the Compensation Committee of the Board and the Nominating and Corporate Governance Committee of the Board until July 2, 2026. We incurred no consulting fees from Dr. Slaoui for the three months ended September 30, 2026, and fees of $48,000 for the nine months ended September 30, 2026, and consulting fees of $13,750 for the year ended December 31, 2025. As of September 30, 2026, we recorded $21,000 in accrued liabilities on our balance sheet due to Dr. Slaoui. As of December 31, 2025, we recorded amounts payable to Dr. Slaoui of $8,250 in accounts payable and $5,500 in accrued liabilities on our balance sheet. Since entering into the agreement, we have incurred a total of $62,000 in consulting fees. The consulting agreement was terminated effective July 3, 2026.

9. COMMITMENTS AND CONTINGENCIES

The following table summarizes our operating lease obligations as of September 30, 2026 (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Vancouver office operating lease	$21	$21	$—	$—	$—
Sunnyvale office operating lease	1,121	342	779	—	—
Total	$1,142	$363	$779	$—	$—

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

Consolidated rent expense relating to the Vancouver, British Columbia office, for the three and nine months ended September 30, 2026, was $25,000 and $0.1 million, respectively, and, for the three and nine months ended September 30, 2025, was $25,000 and $0.1 million, respectively.

Sunnyvale lease arrangement

On September 21, 2026, we entered into a lease agreement, or the Sunnyvale Lease, for office space in Sunnyvale, California, which commenced on September 22, 2026, and has a three-year term. Pursuant to the terms of the Sunnyvale Lease, we rent approximately 4,470 square feet of office space. The annual rent is approximately $0.4 million.

Consolidated rent expense relating to the Sunnyvale, California office, for the three months ended September 30, 2026 was $11,000.

Other information related to leases was as follows (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Supplemental Cash Flow Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows to operating leases	$16	$14	$46	$99
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$978	—	$978	—
Weighted Average Remaining Lease Term
Operating leases	2.87 years	1.33 years	2.87 years	1.33 years
Weighted Average Discount Rate
Operating leases	9.16%	8.98%	9.16%	8.98%

Guarantees and Indemnifications

We indemnify our officers, directors and certain consultants for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at our request in such capacity. The term of the indemnification period is equal to the officer’s or director’s lifetime.

The maximum amount of potential future indemnification is unlimited; however, we have obtained director and officer insurance that limits our exposure and may enable us to recover a portion of any future amounts paid. We believe that the fair value of these indemnification obligations is minimal. Accordingly, we have not recognized any liabilities relating to these obligations as of September 30, 2026.

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

10. SUBSEQUENT EVENTS

Chief Financial Officer Transition

On October 5, 2026, Benjamin Halladay was appointed as our Chief Financial Officer, succeeding Mark Oki, who stepped down as Chief Financial Officer effective the same date. In connection with his appointment, Mr. Halladay was granted an option to purchase 200,000 shares of our common stock and 200,000 restricted stock units under the 2024 Equity Inducement Plan.

Warrant Exercises

Subsequent to September 30, 2026, warrants to purchase 257,495 shares were exercised at a per share price of $4.50, for aggregate proceeds of $1.2 million.

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

In October 2025, the FDA awarded cytisinicline for vaping cessation the Commissioner’s National Priority Voucher, or CNPV, as part of the pilot program. A CNPV is granted to product candidates with significant potential to address a major national priority, such as meeting a large unmet medical need, reducing downstream health care utilization or addressing a public health crisis. CNPV recipients will receive a decision from the FDA within one to two months following filing of a complete application for a drug, as well as enhanced communication with review staff throughout the development process prior to their final submission and during the review period. Currently, there are no FDA-approved therapies indicated specifically as an aid for nicotine e-cigarette cessation.

Cytisinicline is an investigational compound that binds to nicotinic receptors. It is being developed as an aid to smoking cessation treatment in adults and as an aid to vaping cessation. It is believed to work in treating nicotine dependence by interacting with nicotinic receptors in the brain by reducing the severity of craving and withdrawal symptoms, and reducing the reward and satisfaction associated with nicotine products.

In June 2026, we received a Complete Response Letter, or CRL, from the FDA regarding our NDA for cytisinicline relating to outstanding manufacturing-related observations from a current Good Manufacturing Practice, or cGMP, inspection of a third-party manufacturing facility and to final product labeling that was not completed by the FDA’s action date. The FDA identified no deficiencies regarding the clinical efficacy or safety of cytisinicline. The deficiencies cited in the CRL concern our prior third-party manufacturer named in our NDA, which underwent a non-Achieve related FDA cGMP inspection in which the FDA made observations, two of which were related to solid oral dose manufacturing. As a result, the third-party manufacturer's facility, where the FDA made the two observations, received an Official Action Indicated, or OAI, classification and a warning letter. The observations resulting in the OAI classification and warning letter at the third-party manufacturer's facility relate to general cGMP matters at the facility and are not specific to cytisinicline. We have partnered with a U.S.-based manufacturer, Adare Pharma Solutions, or Adare, to manufacture our finished drug product for potential commercial launch and beyond (see Note 8 "Related Party Transactions" in the accompanying consolidated financial statements). We have completed the manufacture of three commercial-scale stability batches at Adare's facility and fully qualified all testing procedures at the site. We anticipate the partnership with Adare will help to decrease risks related to our supply chain and international importation of pharmaceuticals, and reduce costs, including with respect to potential tariffs. We intend to resubmit the NDA naming Adare as our finished drug product manufacturer for commercial supply in the fourth quarter of 2026 and anticipate the potential approval of cytisinicline for smoking cessation by the end of the second quarter of 2027, followed by U.S. commercial launch.

In October 2026, we presented 52-week exploratory efficacy results from our Phase 3 long-term, open-label ORCA-OL trial of cytisinicline 3 mg three times daily at the CHEST 2026 Annual Meeting.

We believe cytisinicline represents a unique opportunity to significantly impact global health by addressing the considerable unmet need among millions of smokers and vaping users. We believe cytisinicline is differentiated from existing smoking cessation treatments given its combination of efficacy, well-tolerated safety profile and dosing flexibility with a 6- or 12-week regimen, as demonstrated in clinical trials.

We believe we will be able to commercialize independently in the U.S. market by focusing our commercial efforts on areas where patient unmet needs are highest, while developing a framework to support broader adoption across payers, prescribers, and health systems. We are conducting market research to inform and validate our go-to-market strategy. This work coincides with building out internal commercial infrastructure. Our commercial leadership team is in place, and additional recruitment is underway across our commercial organization, including our market access, sales and enablement, and commercial operations functions. Additionally, we have evaluated the use of field-based representatives and are evaluating sales force sizing.

We have no products approved for commercial sale and have not generated any revenue from product sales to date. We have never been profitable and have incurred operating losses in each year since inception. Our net loss was $97.0 million for the nine months ended September 30, 2026. As of September 30, 2026, we had an accumulated deficit of $357.3 million, cash, cash equivalents and marketable securities balance of $201.5 million and a positive working capital balance of $184.0 million. For the nine months ended September 30, 2026, net cash used in operating activities was $26.1 million.

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

We communicated to Sopharma that we had concerns regarding its ability to pass an FDA pre-approval inspection and that if those concerns were not resolved, we planned to utilize third-party manufacturers, and include such manufacturers in our NDA, until such time that Sopharma is able to pass an FDA inspection. In June 2025, we submitted our NDA, which included third-party manufacturers. Sopharma has alleged that our planned utilization of third-party manufacturers is a breach of our agreement, which we have disputed. In July 2026, Sopharma filed an arbitration demand alleging breach of the Sopharma Supply Agreement. We dispute these claims and intend to defend the matter vigorously. For more information on this arbitration demand, see “Part II, Item 1. Legal Proceedings."

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

As of September 30, 2026, the fair value of the contingent consideration was estimated to be $1.4 million (see Note 5 “Fair Value Measurements, Fair Value of Sopharma Share Purchase Agreement Contingent Consideration” in the accompanying unaudited consolidated financial statements). We recognized a loss of $35,000 and a gain of $0.2 million for the three and nine months ended September 30, 2026, respectively, and a loss of $0.1 million and $0.3 million for the three and nine months ended September 30, 2025, respectively.

Research and Development Expenses

Research and development, or R&D, expenses consist primarily of costs for clinical trials, manufacturing of product, personnel costs, milestone payments to third parties, facilities, regulatory activities, non-clinical studies and allocations of other R&D-related costs. External expenses for clinical trials include fees paid to clinical research organizations, clinical trial site costs and patient treatment costs.

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

General and Administrative Expenses

General and administrative, or G&A, expenses consist primarily of personnel costs related to executive, finance and accounting, commercial and other administrative functions, as well as consulting costs, including commercial, corporate communications, market research, business consulting, human resources and intellectual property. Other costs include professional fees for legal and auditing services, insurance and facility costs.

Results of Operations

For the three and nine months ended September 30, 2026 and 2025

Research and development expenses

Our R&D expenses are devoted to our one ongoing clinical development program, cytisinicline. R&D expenses for the three and nine months ended September 30, 2026 were $6.2 million and $13.3 million, respectively, as compared to $5.3 million and $19.1 million, respectively, for the three and nine months ended September 30, 2025.

The increase in R&D expenses for the three months ended September 30, 2026, was primarily due to an increase in manufacturing and supply chain costs of $1.9 million as compared to the same period in 2025, which were associated with manufacturing development, including purchase of raw cytisinicline inventory, finished drug product, packaging and stability expensed to R&D prior to regulatory approval. In addition, employee expenses increased by $0.7 million for the three months ended September 30, 2026, as compared to the same period in 2025, which were associated with severance and increased headcount. This was partially offset by a decrease in clinical trial costs of $1.8 million for the three months ended September 30, 2026, as compared to the same period in 2025, which were associated with the ORCA-OL trial, which was completed in October 2025.

The decrease in R&D expense for the nine months ended September 30, 2026, was primarily due to a decrease in clinical trial costs of $8.3 million as compared to the same period in 2025, which were associated with the ORCA-OL trial, which was completed in October 2025. In addition, R&D expenses were lower due to a decrease in stock-based compensation expense of $1.9 million as compared to the same period in 2025, due to the revaluation of the probability of achieving certain performance conditions of our outstanding performance-based restricted stock unit awards. This was partially offset by an increase in manufacturing and supply chain costs of $2.9 million during the nine months ended September 30, 2026, as compared to the same period in 2025, which were associated with manufacturing development, including purchase of raw cytisinicline inventory expensed to R&D prior to regulatory approval, completion of analytical method transfer to Adare, completion of an engineering batch manufactured at Adare's facility and continued progression of transition of finished drug product manufacturing to Adare, including packaging and stability. Additionally, higher employee expenses of $1.6 million as compared to the same period in 2025, due to severance, increased headcount and recruitment activity also offset the decrease in R&D expenses for the nine months ended September 30, 2026.

General and administrative expenses

Our G&A expenses for the three and nine months ended September 30, 2026 increased to $14.3 million and $36.1 million, respectively, from $9.4 million and $21.0 million, respectively, for the three and nine months ended September 30, 2025. The increase in expenses was primarily due to an increase in stock-based compensation expense of $5.9 million and $8.4 million for the three and nine months ended September 30, 2026, respectively, as compared to the same periods in 2025 and higher employee expenses of $1.3 million and $4.8 million for the three and nine months ended September 30, 2026, respectively, as compared to the same periods in

2025, which were associated with severance, increased headcount and recruitment activity. In addition, legal costs increased by $0.5 million and $1.3 million for the three and nine months ended September 30, 2026, respectively, as compared to the same periods in 2025. The increase in G&A expenses for the three months ended September 30, 2026 was partially offset by lower commercial launch preparation costs of $3.0 million as compared to the same period in 2025.

Interest income

Total interest income for the three and nine months ended September 30, 2026 was $1.8 million and $3.6 million, respectively, compared to $0.6 million and $1.1 million, respectively, for the three and nine months ended September 30, 2025. The increase in interest income for the three and nine months ended September 30, 2026, as compared to the same periods in 2025 was primarily due to higher average cash balances in the second and third quarters of 2026 from receipt of net proceeds from our April 2026 Private Placement financing.

Interest expense

Total interest expense for the three and nine months ended September 30, 2026, was $0.3 million and $0.8 million, respectively, compared to $0.2 million and $0.6 million for the three and nine months ended September 30, 2025, respectively. The increase in interest expense for the three and nine months ended September 30, 2026 as compared to the same periods in 2025 was due to a higher average debt balance of $14.6 million in 2026 as compared to $10.0 million in 2025.

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

For the three and nine months ended September 30, 2026, we recognized a loss of $35,000 and a gain of $0.2 million, respectively, on the fair value of the contingent consideration. For the three and nine months ended September 30, 2025, we recognized a loss on the fair value of the contingent consideration of $0.1 million and $0.3 million, respectively.

Change in fair value of warrant liability

We determined the fair value of the warrant liability using the Black-Scholes pricing model. Adjustments to the fair value of the warrant liability are recorded as a gain or loss in the Consolidated Statements of Loss and Comprehensive Loss (see Note 5 “Fair Value Measurements, Fair Value of Liability Classified Warrants and Pre-Funded Warrants” in the accompanying consolidated financial statements).

For the three and nine months ended September 30, 2026, we recognized a gain of $6.9 million and a loss of $41.6 million, respectively. We did not have any warrants classified as a liability in 2025. On July 2, 2026, following stockholder approval of an increase in our authorized shares of common stock, the warrants were reclassified to equity and are no longer reassessed for their fair values at each reporting date.

Change in fair value of pre-funded warrant liability

We determined the fair value of the pre-funded warrant liability to approximate the value of the underlying common stock.

For the three and nine months ended September 30, 2026, we recognized a gain of $13,000 and a loss of $0.1 million, respectively. We did not have any pre-funded warrants classified as a liability in 2025. On July 2, 2026, following stockholder approval of an increase in our authorized shares of common stock, the pre-funded warrants were reclassified to equity and are no longer reassessed for their fair values at each reporting date.

Warrant issuance costs

For the nine months ended September 30, 2026, we recognized warrant issuance costs of $8.8 million, representing the placement agent fees and other expenses allocated to the common warrants and pre-funded warrants issued in the April 2026 Private Placement, which were expensed because the warrants were initially classified as liabilities. We did not incur any warrant issuance costs in the three months ended September 30, 2026, or in 2025.

Liquidity and Capital Resources

We have incurred an accumulated deficit of $357.3 million through September 30, 2026, and we expect to incur substantial additional losses in the future as we operate our business and continue or expand our regulatory, manufacturing, commercialization and other R&D activities and other operations. We have not generated any revenue from product sales to date, and we may not generate product sales revenue in the near future, if ever. As of September 30, 2026, we had a cash, cash equivalents and marketable securities balance of $201.5 million and a positive working capital balance of $184.0 million. For the nine months ended September 30, 2026, net cash used in operations was $26.1 million.

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

We did not have during the periods presented, and we do not currently have, any commitments or obligations, including contingent obligations, other than the Sopharma contingent consideration (as described in Note 4 "License Agreements" in the accompanying consolidated financial statements), arising from arrangements with unconsolidated entities or persons that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, cash requirements or capital resources.

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

The New Convertible Term Loan matures on June 1, 2028. The first tranche of the New Convertible Term Loan, which was advanced on July 25, 2024, has an aggregate original principal amount of $10.0 million. In October 2025, pursuant to the New Debt Agreement, we drew down on the second tranche of the New Convertible Term Loan for an additional $5.0 million. We did not draw down on the third tranche of the New Convertible Term Loan and it expired and became unavailable on December 31, 2025.

Interest is calculated on the outstanding principal amount of the New Convertible Term Loan at a floating rate per annum equal to the greater of (i) 7.0% and (ii) the prime rate minus 1.0%, which interest shall be payable in cash monthly in arrears and shall be payable on the earlier to occur of (x) the first day of the first month following any extension of credit by the Lender for our credit, (y) the date of any prepayment pursuant to the New Debt Agreement, or (z) the maturity date. The New Convertible Term Loan was “interest-only” through June 30, 2026. During the three months ended September 30, 2026, we made principal repayments of $1.9 million, and $13.1 million of principal remained outstanding as of September 30, 2026 (see Note 6 "Convertible Debt" in the accompanying consolidated financial statements).

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

We received net proceeds of approximately $168.2 million after deducting placement agent fees and other expenses of approximately $11.8 million.

Jefferies Open Market Sale Agreement

On August 14, 2026, we entered into an Open Market Sale Agreement, or the Sale Agreement, with Jefferies LLC, or Jefferies, as sales agent, to establish an at-the-market offering program through which we may sell shares of our common stock with an aggregate offering price of up to $150.0 million. During the three and nine months ended September 30, 2026, we did not sell any shares under the Sale Agreement, and, as of September 30, 2026, $150.0 million remained available under the Sale Agreement.

Cash Flows

Operating Activities

For the nine months ended September 30, 2026, net cash used in operating activities was $26.1 million compared to $31.5 million for the nine months ended September 30, 2025. The decrease in cash used in operations in the 2026 period as compared to the 2025 period was due mainly to higher compensation costs paid out in 2025 for the 2024 bonuses associated with achievement of corporate goals and cash upfront payments in 2025 for commercial launch preparation activities. This was partially offset by payment of severance in 2026.

Financing Activities

For the nine months ended September 30, 2026, net cash provided by financing activities was $190.1 million, compared to $45.3 million for the nine months ended September 30, 2025. Net cash provided by financing activities in the nine months ended September 30, 2026 related to proceeds received from the April 2026 private placement, proceeds from the exercise of warrants, proceeds from the exercise of stock options and proceeds from the sale of shares under the ESPP plan. This was partially offset by principal repayments on our New Convertible Term Loan. Net cash provided by financing activities in the nine months ended September 30, 2025, related to proceeds received from the June 2025 public offering and proceeds received from the exercise of warrants.

Investing Activities

For the nine months ended September 30, 2026, net cash used in investing activities was $125.2 million, compared to net cash provided by investing activities of $5.4 million for the nine months ended September 30, 2025. Net cash used in investing activities for the nine months ended September 30, 2026 and net cash provided by investing activities for the nine months ended September 30, 2025, were due to transactions involving marketable securities in the normal course of business.

Commitments and Contingencies

We previously disclosed certain contractual obligations and contingencies and commitments relevant to us within the financial statements and Management’s Discussion and Analysis of Results of Operations and Liquidity and Capital Resources in our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on March 24, 2026. For more information regarding our current contingencies and commitments, see Note 4 and Note 9 to the financial statements and to Part II, Item 1 included below.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts and related disclosures. We have discussed those estimates that we believe are critical and require the use of complex judgment in their application in our audited financial statements for the year ended December 31, 2025 in our Annual Report on Form 10-K filed with the SEC, on March 24, 2026. See Note 2, “Accounting Policies,” for new significant accounting policies since December 31, 2025.

New Accounting Standards

We did not adopt any new accounting standards during the nine months ended September 30, 2026 that had a material effect on our consolidated financial statements.

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

During the quarter ended September 30, 2026, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting

We have not made any changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Achieve is party to the Sopharma Supply Agreement with Sopharma AD, or Sopharma. As we approached the submission of our NDA, we communicated to Sopharma that we had concerns regarding its ability to pass an FDA pre-approval inspection and that if those concerns were not resolved, we planned to utilize third-party manufacturers, and include such manufacturers in our NDA, until such time that Sopharma is able to pass an FDA inspection. In June 2025, we submitted our NDA, which included third-party manufacturers. Sopharma has alleged that our planned utilization of third-party manufacturers is a breach of the Sopharma Supply Agreement, which we have disputed. On July 17, 2026, Sopharma filed a demand for arbitration in New York with the American Arbitration Association, or AAA, pursuant to the dispute resolution provisions in the Sopharma Supply Agreement. Sopharma seeks actual, compensatory, incidental, and consequential damages; costs and attorneys’ fees; restitution; declaratory relief; and an order requiring us to include Sopharma as our designated manufacturer in any future NDA submission. We dispute these claims and intend to defend the matter vigorously. For additional information regarding this matter, see Note 4 “License Agreements” in the notes to the unaudited consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

As of September 30, 2026, the principal amounts due under our debt instruments (including the New Debt Agreement, as defined and further described under the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”) totaled $13.1 million.

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

Under the terms of the New Debt Agreement, we are required to keep substantially all of our cash and investments with SVB. In March 2023, SVB was closed by the California Department of Financial Protection and Innovation, which also appointed the FDIC as receiver. Within days, the FDIC assisted depositors of the bank in accessing funds and we were able to regain full access to our cash and cash equivalents with SVB. In May 2023, First Citizens assumed all of SVB’s deposits and loans. While our deposits are backed by the FDIC, that support may not last or be honored in the future and we could be materially impacted.

Risks Related to the Development of Our Product Candidate Cytisinicline

Cytisinicline is currently our sole product candidate and there is no guarantee that we will be able to successfully obtain approval from the U.S. Food and Drug Administration, or FDA, or other regulatory agencies to commercialize cytisinicline.

We are currently dependent on the potential development and FDA approval of a single product candidate, cytisinicline. We are still developing and seeking regulatory approval for cytisinicline and it cannot be marketed or sold in the United States or in foreign markets until regulatory approval has been obtained from the FDA or applicable foreign regulatory agencies. The process of obtaining regulatory approval is expensive and time consuming. The FDA and foreign regulatory authorities may never approve cytisinicline for sale and marketing, and even if cytisinicline is ultimately approved, regulatory approval may be delayed or limited in the United States or in other jurisdictions. In September 2025, we announced that the FDA accepted for review our NDA for cytisinicline as a treatment of nicotine dependence for smoking cessation as the first indication in the United States and assigned a Prescription Drug User Fee Act, or PDUFA, targeted action date of June 20, 2026. In June 2026, we received a Complete Response Letter, or CRL, from the FDA regarding our New Drug Application, or NDA, for cytisinicline relating to outstanding manufacturing-related observations from a current Good Manufacturing Practice, or cGMP, inspection of a third-party manufacturing facility and to final product labeling that was not completed by the FDA’s action date. The deficiencies cited in the CRL concern our prior third-party manufacturer named in our NDA, which underwent a non-Achieve related FDA cGMP inspection and in which the FDA made observations, two of which were related to solid oral dose manufacturing. As a result, the third-party manufacturer's facility, where the FDA made the two observations, received an Official Action Indicated, or OAI, classification and a warning letter.

The contents of the CRL were made public by the FDA and could result in reputational harm to our company and cytisinicline, litigation or the inability to commercialize cytisinicline. Even if we are authorized to sell and market cytisinicline in one or more markets, there can be no assurance that we will be able to successfully market cytisinicline or that cytisinicline will achieve market acceptance sufficient to generate profits. If we are unable to successfully develop and commercialize cytisinicline due to failure to obtain regulatory approval for cytisinicline, to successfully market cytisinicline, to generate profits from the sale of cytisinicline, or due to other risk factors outlined in this report, it would have material adverse effects on our business, financial condition and results of operations.

Our planned NDA resubmission following receipt of a CRL citing deficiencies at a third-party manufacturing facility may be delayed, may not adequately address the FDA's concerns, or may not result in approval on the timeline we expect, or at all.

We received a CRL from the FDA regarding our NDA for cytisinicline relating to outstanding manufacturing-related observations from a cGMP inspection of a third-party manufacturing facility. The deficiencies cited in the CRL concern our prior third-party manufacturer named in our NDA, which underwent a non-Achieve related FDA cGMP inspection and in which the FDA made observations, two of which were related to solid oral dose manufacturing. As a result, the third-party manufacturer's facility, where the FDA made the two observations, received an Official Action Indicated, or OAI, classification and a warning letter. The observations resulting in the OAI classification and warning letter at the third-party manufacturer's facility relate to general cGMP matters at the facility and are not specific to cytisinicline. However, the FDA’s satisfactory evaluation of our new finished drug product manufacturer is a prerequisite to the approval of our resubmitted NDA.

We have partnered with Adare to manufacture our finished drug product. We have completed the manufacture of three commercial-scale stability batches at Adare's facility and fully qualified all testing procedures at the site. We intend to resubmit the NDA naming Adare as our finished drug product manufacturer for commercial supply in the fourth quarter of 2026 and anticipate the potential approval of cytisinicline for smoking cessation by the end of the second quarter of 2027, followed by U.S. commercial launch. We cannot guarantee that the FDA will not identify deficiencies, at any facility in our supply chain and/or in our resubmission data package, including stability data, upon inspection or further review, which could result in significant delays in obtaining approval for cytisinicline, require us to expend substantial additional financial and management resources, adversely affect our ability to commercialize cytisinicline on our anticipated timeline or at all, and could have a material adverse effect on our business, financial condition, and results of operations.

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

Cytisinicline is an investigational compound that binds to nicotinic receptors. It is believed to aid in smoking and vaping cessation by binding to nicotinic receptors in the brain, reducing the severity of nicotine craving and withdrawal symptoms and reducing the reward and satisfaction associated with nicotine use. Cytisinicline has been studied for smoking cessation in two company-sponsored randomized, multicenter, double-blind, placebo-controlled Phase 3 clinical studies that randomized a total of 1,602 adult smokers in 37 study sites across the United States and safety in one company-sponsored Phase 3 open-label study that enrolled 479 subjects. Cytisinicline has also been evaluated for vaping cessation in a company-sponsored, randomized, multicenter, double-blind, placebo-controlled Phase 2 clinical study involving 160 adults who used nicotine e-cigarettes.

The FDA advised us that safety data on exposure beyond 12 weeks would be needed because it views smoking cessation drugs as products for chronic, repeated, and intermittent use. We reached agreement with the FDA that a single open-label study, ORCA-OL, would be sufficient to satisfy this requirement. ORCA-OL was completed in October 2025, and long-term safety data from the study were included in our NDA and 120-day safety update. In June 2026, we received a CRL relating to outstanding manufacturing-related observations from a cGMP inspection of a third-party manufacturing facility and to final product labeling that was not completed by the FDA’s action date. The FDA identified no deficiencies related to the clinical efficacy or safety of cytisinicline. We plan to submit the remaining ORCA-OL safety data with our NDA resubmission. However, even with the results of ORCA-OL and our planned resubmission, the FDA may determine that:

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
•
the data collected from clinical trials of our product candidate may not be sufficient to support the submission of an application for marketing authorization; and
•
third parties' manufacturing processes or facilities with which we contract for clinical and commercial supplies may not meet the standards required for approval.

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

In recent years, extreme weather events and changing weather patterns such as storms, flooding, drought, and temperature changes appear to have become more common. The production of cytisinicline from the Faboideae subfamily of plant species depends on the availability of natural resources, including sufficient rainfall. Our suppliers of cytisinicline could be adversely affected if they experience a shortage of fresh water due to droughts or if they experience other adverse weather conditions in the locations where cytisinicline is sourced. The long-term effects of climate change on general economic conditions and the pharmaceutical industry in particular are unclear and may heighten or intensify existing risk of natural disasters. As a result of such events, we could experience cytisinicline shortages, which could have a material adverse effect on our business, financial condition and results of operations.

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

We will need approval from the FDA to commercialize cytisinicline in the United States and approvals from similar regulatory authorities in foreign jurisdictions to commercialize cytisinicline in those jurisdictions. In September 2025, we announced that the FDA accepted for review our NDA for cytisinicline as a treatment of nicotine dependence for smoking cessation as the first indication in the United States and assigned a PDUFA targeted action date of June 20, 2026. In June 2026, we received a CRL from the FDA regarding our NDA for cytisinicline relating to outstanding manufacturing-related observations from a current Good Manufacturing Practice, or cGMP, inspection of a third-party manufacturing facility and to final product labeling that was not completed by the FDA’s action date. The deficiencies cited in the CRL concern our prior third-party manufacturer named in our NDA, which underwent a non-Achieve related FDA cGMP inspection in which the FDA made observations, two of which were related to solid oral dose manufacturing. As a result, the third-party manufacturer's facility, where the FDA made the two observations, received an Official Action Indicated, or OAI, classification and a warning letter. We intend to resubmit the NDA naming Adare as our finished drug product manufacturer for commercial supply in the fourth quarter of 2026 and anticipate the potential approval of cytisinicline for smoking cessation by the end of the second quarter of 2027, followed by U.S. commercial launch. Even if our resubmitted NDA is accepted by the FDA, we cannot predict whether the results of our clinical trials and/or the data from our research and clinical approaches included in the NDA will be sufficient to demonstrate the safety and efficacy of cytisinicline for approval from the FDA for the proposed indication of cytisinicline. The FDA has substantial discretion in the product approval process. The approval process may be delayed by changes in government regulation, future legislation or administrative action or changes in FDA policy that occur prior to or during our regulatory review. Even if we comply with all FDA requests, the FDA may ultimately reject one or more of our applications. We may never obtain regulatory approval for cytisinicline. Failure to obtain approval from the FDA or comparable regulatory authorities in foreign jurisdictions to commercialize cytisinicline will leave us without saleable products and therefore without any source of revenues. In addition, the FDA may require us to conduct additional clinical testing or to perform post-marketing studies, as a condition to granting marketing approval of a product or permit continued marketing, if previously approved. If conditional marketing approval is obtained, the results generated after approval could result in loss of marketing approval, changes in product labeling, and/or new or increased concerns about the side effects or efficacy of a product. The FDA has significant post-market authority, including the explicit authority to require post-market studies and clinical trials, labeling changes based on new safety information and compliance with FDA-approved risk evaluation and mitigation strategies. The FDA’s exercise of its authority has in some cases resulted, and in the future could result, in delays or increased costs during product development, clinical trials and regulatory review, increased costs to comply with additional post-approval regulatory requirements and potential restrictions on sales of approved products. In foreign jurisdictions, the regulatory approval processes generally include the same or similar risks as those associated with the FDA approval procedures described above. We cannot be certain that we will receive the approvals necessary to commercialize cytisinicline for sale either within or outside the United States.

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

Similar consequences would also result in the event of another significant shutdown of the federal government. For example, in 2024 and 2025, the U.S. government was on the verge of a shutdown or shut down several times, and certain regulatory agencies, such as the FDA, had to furlough critical employees and stop critical activities. If a prolonged government shutdown occurs, or if geopolitical or global health concerns prevent the FDA from conducting its regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns or delays could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

FDA-regulated industries, such as ours, face uncertainty with regard to the regulatory environment we will face as we proceed with research, development and commercialization. Some of these efforts have manifested to date as efforts to reduce the size of the federal government, including large-scale reductions in force at the FDA. The loss of key personnel at the FDA, including those in leadership positions, is likely to impact operations at the FDA, which could result in, among other things, delays or limitations on our ability to obtain guidance from the FDA on our product candidates in development, longer review times and delays in obtaining regulatory approvals for our product candidates. There remains general uncertainty regarding future activities. New executive orders, regulations, policies or guidance could be issued or promulgated that adversely affect us or create a more challenging or costly environment to pursue the development of new therapeutic products. Alternatively, state governments may attempt to address or react to changes at the federal level with changes to their own regulatory frameworks in a manner that is adverse to our operations. If we become negatively impacted by future governmental orders, regulations, policies or guidance, there could be a material adverse effect on us and our business.

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
•
HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, and its implementing regulations, which impose specified requirements relating to the privacy, security, and transmission of individually identifiable health information;
•
the federal physician sunshine requirements under the Healthcare Reform Law, which require manufacturers of products, devices, biologics, and medical supplies to report annually to the U.S. Department of Health and Human Services information related to payments and other transfers of value to physicians, other healthcare providers, and teaching hospitals, and ownership and investment interests held by physicians and other healthcare providers and their immediate family members and applicable group purchasing organizations; and
•
state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws that may apply to items or services reimbursed by any third-party payor, including governmental and private payors, to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws that require product manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures, and state laws governing the privacy and security of health information in specified circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

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

The FDA has also awarded us a CNPV for cytisinicline for vaping cessation. The CNPV is designed to provide enhanced communication with the FDA and an expedited review, but it must be used within two years of issuance. Based on our current development timeline, which includes completion of our Phase 3 ORCA-V2 trial, we do not expect to submit a supplemental NDA for vaping cessation before the CNPV expires in October 2027. If the CNPV expires before we can use it, we will lose the benefit of an expedited review for this indication. In addition, the CNPV program is a pilot program established by the FDA rather than by statute, and the FDA could modify, suspend, or discontinue it, or change its eligibility requirements or time limits.

Our receipt of Breakthrough Therapy designation and a CNPV for cytisinicline may not result in a faster development process, review or approval and does not assure ultimate approval by the FDA.

Risks Related to our Business Operations

It is difficult to evaluate our current business, predict our prospects and forecast our financial performance and growth.

To date our business activities have been focused primarily on the development and regulatory approval of cytisinicline and its various alternative forms. Although we have not generated revenue to date, we expect that, after any regulatory approval, any receipt of revenue will be attributable to sales of cytisinicline, primarily in the United States. Because we devote substantially all of our resources to the development of cytisinicline and rely on cytisinicline as our sole source of potential revenue for the foreseeable future, any factors that negatively impact this product, or result in decreasing product sales, would materially and adversely affect our business, financial condition and results of operations.

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

In April 2026, we appointed Andrew Goldberg, M.D. as our Chief Executive Officer and President, and in October 2026, we appointed Benjamin Halladay as our Chief Financial Officer. Any change in senior leadership inherently involves risks and uncertainties, including potential disruptions to our operations, strategic direction, and key relationships with vendors, suppliers, employees, and other stakeholders. Any failure to manage these transitions effectively could have a material adverse effect on our business, results of operations, financial condition, and prospects.

We will need to expand our organization and we may experience difficulties in managing this growth, which could disrupt our operations.

We will need to expand our organization as we prepare for potential commercialization of cytisinicline, which may require us to divert a disproportionate amount of our attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We do not currently have a commercial infrastructure, and we may not be able to successfully develop a commercial infrastructure to support the commercialization of cytisinicline on the timeline needed, or at all. Commercialization requires significantly greater financial and organizational resources, which may not be available to us. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational mistakes, loss of business opportunities, loss of employees, and reduced productivity among remaining employees. Expanded growth and commercialization require significant capital expenditure and may divert financial resources from other projects, such as the development of additional product candidates. If we are unable to effectively manage our growth or commercialization plans, our expenses may increase more than expected, our ability to generate and/or grow revenue could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth and commercialization.

We plan to invest in the development of additional indications for cytisinicline. If we invest in and are unsuccessful in developing additional indications for cytisinicline, our business, financial condition and results of operations may be adversely affected.

We plan to invest in the research and development of new indications for cytisinicline to address nicotine dependence associated with the use of vaping products. Given their recent introduction, the use of vaping products is not fully understood which may increase the risk of failure in this area. We expect that we will need to invest significant amounts of capital to pursue development of an e-cigarette cessation indication. If we are unable to provide such additional capital when needed, we may be unable to complete the development, regulatory approval and commercialization of an e-cigarette cessation indication.

Approval of a vaping cessation indication will depend substantially on the results of a single Phase 3 trial. We previously disclosed that the FDA had agreed on a Phase 3 trial design that, combined with our completed Phase 2 ORCA-V1 trial, would support a supplemental NDA for vaping cessation. As a result, if ORCA-V2 does not meet its primary endpoint, or if the FDA does not consider its results, together with any confirmatory evidence, sufficient to establish effectiveness, we may be required to conduct additional clinical trials or may be unable to obtain approval for a vaping cessation indication. In addition, the initiation and completion of ORCA-V2 depend on the timely availability of clinical supply and on participant enrollment, and delays in either could delay any supplemental NDA submission.

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

For example, in June 2026, we received a Complete Response Letter, or CRL, from the FDA regarding our NDA for cytisinicline relating to outstanding manufacturing-related observations from a current Good Manufacturing Practice, or cGMP, inspection of a third-party manufacturing facility and to final product labeling that was not completed by the FDA’s action date. The deficiencies cited in the CRL concern our prior third-party manufacturer named in our NDA, which underwent a non-Achieve related cGMP inspection in which the FDA made observations, two of which were related to solid oral dose manufacturing. As a result, the third-party manufacturer's facility, where the FDA made the two observations, received an Official Action Indicated, or OAI, classification and a warning letter. We intend to resubmit the NDA naming Adare as our finished drug product manufacturer for commercial supply in the fourth quarter of 2026 and anticipate the potential approval of cytisinicline for smoking cessation by the end of the second quarter of 2027; however, there can be no guarantee that the FDA will not require a pre-approval inspection of any facility in our supply chain or that the FDA will not identify deficiencies at any such facility upon inspection or further review.

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
•
CMOs are or will be subject to ongoing periodic unannounced inspection by the FDA and corresponding state agencies to ensure strict compliance with cGMPs and other government regulations and corresponding foreign standards. We do not have control over other third parties’ compliance with these regulations and standards;
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

Our current supply agreement with Sopharma expires on July 28, 2037, unless extended by agreement between us and Sopharma. While Sopharma has been subject to oversight by regulators in Europe and Bulgaria, it has never been inspected by the FDA and there is no assurance that its quality systems will be satisfactory to pass a pre-approval inspection by the FDA in a timely manner or at all. We have concerns regarding Sopharma’s ability to meet the requirements of and pass an FDA pre-approval inspection and if our concerns regarding Sopharma are not resolved, we plan to utilize third-party manufacturers until such time that Sopharma is able to pass an FDA inspection. Sopharma has alleged that our planned utilization of third-party manufacturers is a breach of the Sopharma Supply Agreement, which we have disputed. On July 17, 2026, Sopharma filed a demand for arbitration alleging breach of the Sopharma Supply Agreement. Sopharma seeks actual, compensatory, incidental, and consequential damages; costs and attorneys’ fees; restitution; declaratory relief; and an order requiring us to include Sopharma as our designated manufacturer in any future NDA submission. We dispute these claims and intend to defend the matter vigorously. In the event we are unable to resolve the dispute with Sopharma during arbitration proceedings or if the arbitration is resolved unfavorably to us, the dispute may result in additional costs or delays in activities relating to our NDA or commercialization.

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

Factors that may inhibit our efforts to commercialize cytisinicline, if approved, on our own include:

•
our inability to recruit and retain qualified commercial experts for core commercial functions, or our inability to maintain adequate staffing for sales and marketing activities;
•
the inability of sales representatives to obtain access to physicians or persuade adequate numbers of physicians to prescribe cytisinicline;
•
the inability of reimbursement professionals to negotiate arrangements for formulary access, reimbursement and other acceptance by payors for cytisinicline;
•
state-level pharmaceutical licenses (e.g., wholesale distributor, manufacturer licenses) required for commercial distribution may not be secured in time for launch and certain states will not issue or finalize a license until the applicant demonstrates FDA approval or provides the PDUFA action date, creating a sequencing dependency between federal approval and state licensure that can extend the effective launch timeline beyond the PDUFA date;
•
pricing cytisinicline at a sufficient price point, balancing a price that supports formulary and patient access against profitability;
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
•
negative perceptions or experiences with our competitors' products may be ascribed to cytisinicline; and
•
availability of cytisinicline from other suppliers and/or distributors.

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

Reports of adverse reactions to counterfeit products, increased levels of counterfeiting, or unsafe cytisinicline products could materially affect patient confidence in our cytisinicline product. It is possible that adverse events caused by unsafe counterfeit or other cytisinicline products that we do not produce will mistakenly be attributed to our cytisinicline product. In addition, thefts of inventory that are not properly stored at warehouses, plants or while in-transit, and which are sold through unauthorized channels could adversely impact patient safety, our reputation, and our business. Public loss of confidence in the integrity of cytisinicline as a result of counterfeiting, theft, or improper manufacturing processes could have a material adverse effect on our business, results of operations, and financial condition.

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

We are currently developing cytisinicline to treat nicotine dependence for smoking cessation in adults. Our commercial success depends in part on our ability to develop, manufacture, market and sell our product candidates and use our proprietary technology without infringing the patent rights of third parties. We are not aware of any patents or patent applications that would prevent the development, manufacture or marketing of cytisinicline for smoking cessation.

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

The patent position of pharmaceutical companies generally is highly uncertain and involves complex legal and factual questions for which legal principles remain unresolved. The patent applications that we own may fail to result in issued patents with claims that cover our product candidates in the United States or in other foreign countries. There is no assurance that all potentially relevant prior art relating to our patent applications or our patents (once issued) have been found, which can invalidate a patent or prevent a patent from issuing from a pending patent application. Even if patents do successfully issue, and even if such patents cover our future product candidates, third parties may challenge their validity, enforceability, or scope, which may result in such patents being narrowed, found unenforceable or invalidated. Furthermore, even if they are unchallenged, our patents and patent applications may not adequately protect our intellectual property, provide exclusivity for our future product candidates, or prevent others from designing around our claims. Any of these outcomes could impair our ability to prevent competition from third parties, which may have an adverse impact on our business.

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
•
our ability to establish a commercial infrastructure and complete other pre-commercialization and commercialization tasks necessary to successfully commercialize cytisinicline should it be approved by the FDA;
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

Sales of a substantial number of shares of our common stock in the public market could occur at any time, either by us or our stockholders. These sales, or the perception in the market that we or holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. Our outstanding shares of common stock may be freely sold in the public market at any time to the extent permitted by Rules 144 and 701 under the Securities Act, or to the extent such shares have already been registered under the Securities Act and are held by non-affiliates. In August 2026, we entered into the Sale Agreement with Jefferies, under which we may offer and sell up to $150.0 million in shares of our common stock in at-the-market offerings from time to time. Any such sales would dilute our existing stockholders and could cause the market price of our common stock to decline.

In July 2024, we entered into the New Debt Agreement with the Lender for term loans of up to $20.0 million, which included term loans of up to $10.0 million available upon the occurrence of certain events as provided for in the New Debt Agreement and further described Note 6 “Convertible Debt,” or the New Convertible Term Loan. The New Convertible Term Loan matures on June 1, 2028. The first tranche of the New Convertible Term Loan, which was advanced on July 25, 2024, has an aggregate original principal amount of $10.0 million. The Lender made available to us, upon our request: (a) on or prior to October 31, 2025, a second tranche of the New Convertible Term Loan having an aggregate principal amount of $5.0 million in the event that we received written notice that the FDA had accepted for filing our NDA with respect to cytisinicline for a smoking cessation indication, or the Additional Term Loan Event I, and (b) on or prior to December 31, 2025, a third tranche of the New Convertible Term Loan having an aggregate principal amount of $5.0 million, subject to the Lender’s sole discretion.

In October 2025, pursuant to the New Debt Agreement and following the occurrence of the Additional Term Loan Event I as described therein, we drew down on the second tranche of the New Convertible Term Loan for an additional $5.0 million. We did not draw down on the third tranche of the New Convertible Term Loan and it expired and became unavailable on December 31, 2025.

Subject to certain terms and conditions, the Conversion Right Holders may convert all or any part of the outstanding New Convertible Term Loan and accrued and unpaid interest at any time prior to maturity into shares of our common stock at a conversion price equal to (i) for the first tranche of $10.0 million, $7.00 per share, subject to customary anti-dilution adjustments and (ii) for the second tranche of $5.0 million, the greater of (x) $4.854 per share, subject to customary anti-dilution adjustments, and (y) the lower of (a) 150% of the average of the closing sale price of our common stock during the 10 trading days preceding the effective date of such tranche and (b) 150% of the closing sale price of our common stock on the trading day immediately preceding the effective date of such tranche. Additionally, all outstanding amounts under the New Convertible Term Loan, including accrued and unpaid interest, will mandatorily convert into shares of our common stock, at the conversion price, on such date, if any, when the closing price per share of our common stock has been (i) for the first tranche, equal to or greater than $24.00 for 30 consecutive trading days prior to such date and (ii) for the second tranche, three times the applicable conversion price for such tranche, in each case, for the 30 consecutive trading days prior to such date. There can be no assurance that the Lender will be willing to work with us on any modifications to the New Convertible Term Loan or the New Debt Agreement.

As of September 30, 2026, there were 9,454,802 shares of our common stock subject to outstanding options and 14,874,625 subject to outstanding restricted stock units, almost all of which have been registered under the Securities Act on Form S-8. The shares so registered can be freely sold in the public market after being issued to the option holder upon exercise, except to the extent they are held by an affiliate of ours, in which case such shares will become eligible for sale in the public market as permitted by Rule 144 under the Securities Act. Furthermore, as of September 30, 2026, there were approximately 63,060,714 shares of our common stock subject to outstanding warrants to purchase common stock, with a weighted average exercise price of $3.44 per share, and 243,357 shares of our common stock subject to outstanding pre-funded warrants, with an exercise price of $0.001 per share. To the extent any of these warrants are exercised, the shares underlying these warrants may be immediately sold in the public market.

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

The trading market for our common stock is influenced by the research and reports that equity research analysts publish about us and our business. We do not have any control over the equity research analysts that provide research coverage of our common stock or the content and opinions included in their reports. The price of our stock could decline if one or more equity research analysts downgrades our stock or issues other unfavorable commentary or research. If one or more equity research analysts ceases coverage of our company or fails to publish reports on us regularly, demand for our stock could decrease, which in turn could cause our stock price or trading volume to decline.

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

Because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which prohibits stockholders owning in excess of 15% of our outstanding voting stock from merging or combining with us. Although we believe these provisions collectively will provide for an opportunity to receive higher bids by requiring potential acquirors to negotiate with our board of directors, they would apply even if the offer may be considered beneficial by some stockholders. In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove then current management by making it more difficult for stockholders to replace members of the board of directors, which is responsible for appointing the members of management.

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

Item 6. Exhibits

Exhibit Number	Description	Incorporated by Reference				Filed/ Furnished Herewith
		Form	File No.	Exhibit	Filing Date

3.1	Certificate of Amendment to Third Amended and Restated Certificate of Incorporation	8-K	033-80623	3.1	July 6, 2026

10.1	Offer Letter, dated September 20, 2026, by and between Achieve Life Sciences, Inc. and Benjamin Halladay					X

10.2	Change in Control and Severance Agreement, dated October 5, 2026, by and between Achieve Life Sciences, Inc. and Benjamin Halladay					X

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

X

32.1#	Certification of Chief Executive Officer (Principal Executive Officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2#	Certification of Chief Financial Officer (Principal Financial Officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document					X

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents					X

104	Cover page formatted as Inline XBRL and contained in Exhibit 101					X

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

ACHIEVE LIFE SCIENCES, INC.

Date: November 10, 2026	By:	/s/ Benjamin Halladay
Benjamin Halladay
Chief Financial Officer (Principal Financial Officer)